Form 10-Q
period 1995-03-31
AMBANC CORP
filed 1995-05-11
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995

Commission File Number:  0-10710

                      AMBANC CORP.

 (exact name of registrant as specified in its charter)

          INDIANA                    35-1525227

(State or other jurisdiction  (I.R.S. Employer ID No.)
 of incorporation or
 organization)

     302 Main Street
      P.O. Box 556
    Vincennes, Indiana                   47591-0556

(Address of principal executive        (Zip Code)
 offices)

Registrant's telephone number,
  including area code                (812) 885-6418


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes:  X       No:

2,372,555 common shares of stock were outstanding as of May 11, 1995.


PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    March 31, 1995 (unaudited) and
    December 31, 1994

    Consolidated Statements of Income
    three months ended
    March 31, 1995 and 1994(unaudited)

    Consolidated Statements of Cash
    Flows for three months ended
    March 31, 1995 and 1994 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index










PAGE

                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   March 31,    December 31,
                                                     1995           1994
ASSETS
Cash and due from banks                          $      16,540  $     19,595
Federal funds sold                                       8,625         7,000
  Total cash and cash equivalents                       25,165        26,595

Interest bearing deposits in other banks                   994         1,193
Securities available for sale at market                109,950       112,214
Securities held to maturity(market values of
  $38,535 and $38,707 at March 31,
  1995, and December 31, 1994)                          38,545        39,695

Loans held for sale                                      2,775         2,664

Loans, net of unearned income                          342,477       321,096
Allowance for loan losses                               (3,955)       (3,911)
  Loans, net                                           338,522       317,185
Premises, furniture and equipment, net                   6,341         6,487
Accrued interest receivable and other assets            10,391        10,063
    TOTAL ASSETS                                 $     532,683  $    516,096

LIABILITIES
Noninterest bearing deposits                     $      45,479  $     51,838
Interest bearing deposits                              426,606       403,396
  Total deposits                                       472,085       455,234
Short-term borrowings                                    3,417         5,690
Long-term debt                                           2,870         3,189
Accrued interest payable and other liabilities           3,231         2,946
    TOTAL LIABILITIES                                  481,603       467,059

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 5,000,000 shares
  authorized, 2,372,555 and 2,372,172 shares
  issued and outstanding at March 31, 1995,
  and December 31, 1994                                 23,726        23,722
Retained earnings                                       29,198        28,277
Unrealized gain/(loss) on securities
  available for sale                                    (1,844)       (2,962)
    TOTAL SHAREHOLDERS' EQUITY                          51,080        49,037
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     532,683  $    516,096


PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                     Three Months Ended
                                          March 31,
                                       1995       1994
INTEREST INCOME
  Interest and fees on loans        $   7,253  $   5,499
  Interest and fees on loans
    held for sale                          42        278
  Interest on securities
    Taxable                             1,599      1,862
    Tax exempt                            555        566
  Other interest                           66        100
    TOTAL INTEREST INCOME               9,515      8,305
INTEREST EXPENSE
  Interest on deposits                  4,221      3,597
  Interest on short-term borrowings        98         42
  Interest on long-term debt               44         27
    TOTAL INTEREST EXPENSE              4,363      3,666
      NET INTEREST INCOME               5,152      4,639
Provision for loan losses                  75         50
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       5,077      4,589
NONINTEREST INCOME
  Income from fiduciary activities        101        120
  Service charges on
    deposit accounts                      299        255
  Gain/(loss) on securities                --         (5)
  Other operating income                  209        323
    TOTAL NONINTEREST INCOME              609        693
NONINTEREST EXPENSE
  Salaries and employees benefits       1,986      1,790
  Occupancy expenses, net                 213        200
  Equipment expenses                      210        196
  Data processing expenses                 90        110
  FDIC insurance                          256        253
  Other operating expenses                964        972
    TOTAL NONINTEREST EXPENSE           3,719      3,521
      INCOME BEFORE INCOME TAXES        1,967      1,761
Taxes                                     557        525
      NET INCOME                    $   1,410  $   1,236

EARNINGS PER COMMON SHARE(based on 2,372,542 and 2,369,784
  average outstanding shares in 1995 and 1994)
    Net income per share            $     .59  $     .52

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                    Three Months Ended
                                                         March 31,
                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   1,410  $   1,236
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                           76        107
      Depreciation                                       210        220
      Provision for loan losses                           75         50
      (Gain)/loss on securities                           --          5
      Net change in loans held for sale                 (111)     8,235
      Accrued interest receivable
        and other assets                                (328)    (1,016)
      Accrued interest payable
        and other liabilities                          1,403     (2,044)
      Deferred loan fees net of costs                     29          7
        NET CASH FROM OPERATING ACTIVITES              2,764      6,800

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                              --        999
  Proceeds from sale of securities held to maturity       --         --
  Proceeds from maturities and calls of securities
    available for sale                                 4,179     17,923
  Proceeds from maturities and calls of securities
    held to maturity                                   8,073      1,724
  Purchases of securities available for sale          (1,980)   (26,107)
  Purchases of securities held to maturity            (6,934)    (3,220)
  Net change in interest bearing deposits
    in other banks                                       199     (1,472)
  Loans made to customers, net of
    payments collected                               (23,351)    (9,020)
  Loans purchased                                         --       (699)
  Proceeds from sales of loans                         1,910      1,122
  Property and equipment expenditures                    (64)      (467)
        NET CASH FROM INVESTING ACTIVITIES           (17,968)   (19,217)


PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                    Three Months Ended
                                                         March 31,
                                                      1995       1994
CASH FLOWS FROM FINANCING ACTIVIES
  Net change in demand deposits
    and savings accounts                              (5,002)    (3,509)
  Net change in certificates of deposit               21,853     (3,844)
  Net change in short-term borrowings                 (2,273)     1,303
  Payments on long-term debt                            (339)        --
  Proceeds on long-term debt                              20      2,500
  Issuance of stock for dividend reinvestment             12         --
  Dividends paid                                        (497)      (381)
        NET CASH FROM FINANCING ACTIVITIES            13,774     (3,931)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (1,430)   (16,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        26,595     32,510
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  25,165  $  16,162
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period ended March 31:
    Interest                                       $   4,103  $   3,676
    Income taxes                                         100        344



PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS


Effective June 1, 1994, AMBANC Corp. completed the acquisition of Lincolnland Bancshares, Inc. of Casey,
Illinois (LBI). The acquisition, which has been accounted for as a pooling of interests, involved the issuance of 542,464 shares of AMBANC Corp. common stock in exchange for the 160,000 shares of outstanding common stock of LBI.
No fractional shares were issued and AMBANC Corp.  paid $4
for 126 equivalent fractional shares and issued 542,338 common shares in the LBI acquisition. At the conclusion of the acquisition, LBI was merged into AMBANC Corp. and its wholly owned subsidiary, Bank of Casey, Casey, Illinois, an Illinois State-Chartered banking association, became a direct, wholly owned subsidiary of AMBANC Corp.

The balance sheet at December 31, 1994, and the statement of income and statement of cash flow for the three months ended March 31, 1994, represent the retroactive restatement, under the pooling of interests basis, of information for LBI and the previous AMBANC Corp. The following page presents the consolidated three month income statement for the previous AMBANC Corp. and LBI at March 31, 1994.















PAGE

                        AMBANC CORP.
             CONSOLIDATED STATEMENT OF INCOME
     (Dollar amounts in thousands, except share data)

                                        Three Months Ended
                                          March 31, 1994
                                             LBI    Consolidated
Total interest income             $ 6,768  $ 1,537  $      8,305

Total interest expense              2,959      707         3,666

  Net interest income before
    provision for loan losses       3,809      830         4,639

Provision for loan losses              50       --            50

  Net interest income after
    provision for loan losses       3,759      830         4,589

Total other income                    608       85           693

Total other expense                 2,836      685         3,521

Income taxes                          440       85           525

    Net income                    $ 1,091  $   145  $      1,236

Earnings per common share (based on
  2,369,784 average outstanding shares)             $        .52





         AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS - continued


The Consolidated balance sheet as of March 31, 1995, consolidated statements of income for the three month period ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three month period ended March 31, 1995 and 1994, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1994, annual report to shareholders. The results of operations for the period ended March 31, 1995, are not necessarily indicative of the operating results for the full year.

COMMITMENTS AND CONTINGENT LIABILITIES


Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.






PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

ITEM 2.

RESULTS OF OPERATIONS

Net interest income is the principal source of the Corporation's earnings and represents the difference between interest income on loans and securities over interest costs of deposits and borrowed funds. Income from certain earning assets is exempt from federal income tax and as customary in the banking industry, changes in net interest income are analyzed on a fully tax equivalent basis. Under this method, and throughout this discussion, nontaxable income on loans and investments is adjusted to an amount which represents the equivalent earnings if such earnings were subject to federal tax. The marginal tax rate used to restate nontaxable income was 34%.

                          Three Months Ended
                               March 31,        Increase
                            1995       1994    (Decrease)

  Interest income       $     9,515 $     8,305    14.57 %
  Adjusted for tax
    exempt income               320         331    (3.32)

    Tax equivalent
      interest income         9,835 $     8,636    13.88
  Interest expense            4,363       3,666    19.01

    Net interest income $     5,472 $     4,970    10.10 %

Net interest income increased $502 or 10.10% for the three months ended March 31, 1995, compared to the three months ended March 31, 1994. This $502 increase is a combination of a $1,199 increase in interest income and a $697 increase in interest expense. The $1,199 increase in interest income is composed of a reduction of $5 due to decreased volume of average interest earning assets and a increase of $1,204 due to increased rates received on these


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)


interest earning assets. The $697 increase in interest expense is a combination of an increase of $39 due to increased volume of average interest bearing liabilities and an increase of $658 due to rate increases on these interest bearing liabilities.

Net interest margin was 4.59% during the first three months of 1995 and 4.16% for the first three months of 1994. The
Corporation's percent of average earning assets to total average assets decreased to 94.40% for the first three months of 1995 from 95.02% for the first three months of 1994. The yields on average interest earning assets have increased to 8.24% for the first three months of 1995 from 7.24% for the first three months of 1994 for an increase of 1.00%. The costs on average interest bearing liabilities have also increased to 4.26% for the first three months of 1995 from 3.62% for the first three months of 1994 for an increase of .64%. This leaves the interest spread which is the mathematical difference between yields on average interest bearing assets and costs on average interest bearing liabilities at 3.98% for the first three months of 1995 compared to 3.62% for the first three months of 1994.

The provision for loan loss was $75 during the first three months of 1995 compared to $50 during the first three months of 1994.
The allowance for loan loss at March 31, 1995, was $3,955 or 1.15% of total loans less unearned income as compared to $3,911 or 1.22% of total loans less unearned income at December 31, 1994. During the first three months of 1995, loans charged off were $94 and recoveries from previously written off loans were $63, thus net charge offs for the first quarter of 1995 were $31.
The adequacy of the allowance for loan loss is analyzed by management of each bank subsidiary based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at March 31, 1995, is adequate to cover potential losses on identified loans with credit



PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

problems and historical losses on the remaining loan portfolio.
The following are ratios of the different types of problem loans as a percent of total loans less unearned income at March 31, 1995, and December 31, 1994:

                                March 31, 1995  December 31, 1994

  Nonaccrual loans                    .26%             .18%
  Loans past due 90 days              .04%             .20%
  Performing restructured loans       .14%             .15%
  OREO                                .12%             .14%

Effective January 1, 1995, the Corporation adopted Financial
Accounting Standard No. 114, (FAS 114) "Accounting by Creditors for Impairment of a Loan," as amended by Financial Accounting
Standard No. 118, (FAS 118) "Accounting by Creditors for
Impairment of a Loan-Income Recognition and Disclosures." These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rates or at the fair value of the underlying collateral and allow existing methods for recognizing interest income. The effect of adopting FAS 114 and FAS 118 was not material to the Financial Statements of the Corporation. At
March 31, 1995, the recorded balance of loans that were considered to be impaired under FAS 114 was $2,056 of which $710 were on a nonaccrual basis. Included in this amount were $1,589 of impaired loans for which the related specific allocated reserve for credit losses was $240, and $467 of impaired loans that did not have a specific allocated reserve at March 31, 1995.

A summary of the activity in the allowance for loan losses account for the first three months ending March 31, 1995, and 1994 was:

                                   1995        1994

Balance, January 1                $3,911      $3,685
Provision for loan losses             75          50
Loans charged off                    (94)        (64)
Recoveries of loans previously
     charged off                      63         129
Balance, March 31                 $3,955      $3,800


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

Noninterest income for the first three months ended March 31, 1995, was down $84 or 12.12% to $609 as compared to $693 for the three months ended March 31, 1994. Income from fiduciary services was down by $19 or 15.83% to $101 in 1995 from $120 in 1994 and was the result of decreased fees on trust accounts managed. Service charges on deposit accounts were up by $44 or 17.25% to $299 in 1995 from $255 in 1994 due to new and increased fees on deposit accounts. The Corporation sold no securities from securities available for sale during the first quarter of 1995. Other operating income decreased $114 or 35.29% to $209 during the three months ended March 31, 1995, from $323 during the same three months in 1994. This $114 decrease is mainly due to decreases in insurance commission income and the reduction of gain on sales of loans held for sale less a small increase in customer service charges. During the first quarter of 1994 mortgage rates were increasing and the Corporation sold $18,146 of the conforming fixed rate mortgage loans, classified as loans held for sale on the balance sheet, into the secondary mortgage market and other operating income included $146 related to gains from these sales. Mortgage rates have increased to the point that variable rate mortgage loans, classified as real estate loans on the balance sheet, are replacing fixed rate mortgage loans as the most popular mortgage type. During the first quarter of 1995 the Corporation sold $2,563 of these fixed rate mortgage loans and had gains of $32. The servicing rights on more than 95% of sold fixed rate loans are retained by the Corporation.

Noninterest expense for the three months ended March 31, 1995, was $3,719 as compared to $3,521 for the three months ended March
31, 1994, for an increase of $198 or 5.62%. Salaries and employee benefits are the largest portion of noninterest expense and increased $196 or 10.95% in the first three months of 1995 compared to the same time period in 1994. Individual components showed increases in salaries, pension expense and medical insurance less reductions in payroll taxes, education and life insurance. Occupancy expense is up $13 or 6.50% to $213 in 1995 from $200 in 1994 and is due mainly to increased depreciation, building repairs and maintenance and utilities less a decrease in property insurance expense. Equipment expense is up by $14 or 7.14% to $210 in 1995 from $196 in 1994 due mainly to increases in depreciation and contract expense related to new branches.


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

Data processing expense decreased $20 or 18.18% to $90 in 1995 from $110 in 1994 and is due to a reduction in depreciation and continued efficiencies resulting from consolidating operations.
The FDIC insurance expense remained almost constant with only a $3 or 1.19% increase which is due to increased deposit balances.
The Corporation's subsidiary banks have all been assigned the highest classification by the FDIC and as such continue to pay the lowest possible FDIC deposit insurance rates in both 1995 and 1994. The deposits purchased from a federal savings bank (see financial condition for details) will remain subject to the SAIF rather than BIF deposit insurance rates. The $8 or .82% decrease in other operating expenses to $964 in 1995 from $972 in 1994 is due to many minor increases and decreases.

Income before income taxes was up $206 or 11.70% to $1,967 for the first three months of 1995 from $1,761 for the first three months of 1994. The income tax rate as a percent of income before taxes was down to 28.32% in 1995 from 29.81% in 1994 and is due in part to the Corporation having more expenses related to mergers in 1994 than in 1995 which are nondeductible for income tax purposes. The net income for the first three months ended
March 31, 1995, was up $174 or 14.08% to $1,410 as compared to $1,236 for the three months ended March 31, 1994. Earnings per share were $.59 in 1995 and were $.52 in 1994. Based upon annualized net income the return on average assets was 1.12% for the first three months of 1995 compared to .98% for the same period in 1994.

FINANCIAL CONDITION

The Corporation's lead bank, The American National Bank of
Vincennes, completed the purchase of $25,462 of deposits from the Princeton, Indiana branch of First Indiana Bank, a Federal
Savings Bank, on March 17, 1995. The Corporation has historically had a decrease in total assets during the first quarter due to the year end total assets including institutional public funds on deposit that are not in the first quarters deposits. With these purchased deposits, total assets increased by $16,587 or 3.21% to $532,683 at March 31, 1995, from $516,096 at December 31, 1994. Significant changes in assets from December 31, 1994, to March 31, 1995, include an increase in total loans and a decrease in securities and interest bearing deposits in other banks.

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

Total securities and interest bearing deposits in other banks decreased $3,613 or 2.36% to $149,489 at March 31, 1995, from
$153,102 at December 31, 1994. The effect of FAS 115 and the mark-to-market of securities available for sale added $1,781 to securities available for sale during the first quarter of 1995.
The FAS 115 negative mark-to-market adjustment at December 31,
1994, was $4,746 and was only $2,965 at March 31, 1995, and is due to the normal market adjustment when interest rates are stabilizing. Without the FAS 115 adjustment, available for sale securities decreased $4,045 or 3.46% from maturities and calls and no sales during the first quarter of 1995. There were no sales or transfers of securities classified as held to maturity during the quarter ended March 31, 1995. Securities held to maturity decreased $1,105 or 2.90% due to maturities or calls.

The Corporation has experienced increased loan demand and total loans increased $21,381 or 6.66% to $342,477 at March 31, 1995, from $321,096 at December 31, 1994. Commercial loans have increased $16,447 or 10.28% to $176,361 at March 31, 1995, from
$159,914 at December 31, 1994. Included in this increase is $6,947 of short-term commercial paper and bankers acceptances that were acquired with funds from the purchased deposits.
Without these loans, commercial loans still increased $9,500 or 5.94% during the quarter. Real estate loans increased $3,846 or 4.84% to $83,310 at March 31, 1995, from $79,464 at December 31,
1994. As noted previously, the renewed interest in variable rate mortgage loans has caused this increase. Installment loans increased $1,088 or 1.33% to $82,806 at March 31, 1995, from
$81,718 at December 31, 1994.

Accrued interest receivable and other assets increased $328 or 3.26% at March 31, 1995, from December 31, 1994. This account does include $1,777 of new goodwill associated with the purchased deposits.

Total deposits increased $16,851 or 3.70% during the first three months of 1995. Noninterest bearing deposits decreased $6,359 or 12.27% from normal reductions of institutional public funds on deposit at December 31, 1994, and not on deposit at March 31, 1995. Interest bearing deposits increased $23,210 or 5.75% during the three months ended March 31, 1995, and is due in part


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

to the purchased deposits. Short-term borrowings consisting of federal funds purchased, repurchase agreements and treasury tax and loan accounts decreased $2,273 or 39.95% at March 31, 1995, from December 31, 1994, as funds were not required for operations. Long-term debt, which is mainly borrowings from the Federal Home Loan Bank that were matched off against specific fixed rate lending programs, decreased $319 or 10.00% at March
31, 1995, from December 31, 1994, due to normal repayments.

Total shareholders' equity, including the unrealized loss on securities available for sale, has increased $2,043 or 4.17% to $51,080 at March 31, 1995, from $49,037 at December 31, 1994.
The FAS 115 after tax mark-to-market adjustment on the available for sale securities accounted for $1,118 or 2.28% of this increase in total shareholders' equity at March 31, 1995, from December 31, 1994. The Corporation's regulators have issued guidelines stating that the unrealized loss on securities available for sale, other than those related to mutual funds (FAS
115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $51,952 at December 31, 1994, and increased $933 or 1.80% to $52,885 at March 31, 1995.

This increase is net income of $1,410 less dividends paid of $497 plus $8 related to increased mark-to-market on mutual funds and $12 related to sales of the Corporation's common stock for the dividend reinvestment and stock purchase plan.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; leverage capital, Tier 1 risk-based capital and total risk-based capital. The leverage capital ratio is defined as total ending Tier 1 capital divided by total average assets less intangible assets and FAS 115 adjustments.
Tier 1 risk-based capital is defined as Tier 1 capital divided by risk-weighted assets. Total risk-based capital is defined as Tier 1 capital plus Tier 2 capital divided by risk-weighted assets. Tier 1 capital is the sum of the core capital elements
(common shareholders' equity, qualifying perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries) less intangible assets and the FAS 115


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

adjustments. Tier 2 capital consists of the allowance for loan losses (limited to an maximum of 1.25% of risk-weighted assets), perpetual preferred stock and other hybrid capital instruments.
Risk-weighted assets are defined to include the assets on the balance sheet and off-balance sheet financial instruments in broad categories that are weighted at 20% to 100% depending on the asset totals within these broad categories. The
Corporation's capital ratios at March 31, 1995, and December 31,
1994 were:
                             March 31, 1995  December 31, 1994

  Leverage capital ratio           9.86%          10.14%
  Tier 1 risk-based capital       13.48%          14.32%
  Total risk-based capital        14.53%          15.41%


PENDING ACQUISITION

On October 12, 1994, the Corporation executed an Agreement and
Plan of Merger that provides for the Corporation to acquire
First Robinson Bancorp, the holding company for The First
National Bank in Robinson, Robinson, Illinois. The proposed acquisition will be accounted for as a pooling of interests and the Corporation will issue a maximum of approximately 666,090 shares of its common stock in exchange for the 119,200 currently issued and outstanding shares of First Robinson Bancorp.












PAGE

                      AMBANC CORP.

    As of and for the three months ended March 31, 1995


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1994, is incorporated herein by reference.

          27  Financial Data Schedule for March 31, 1995.


     (b) A Form 8-K was filed with the SEC on March 27, 1995, for the change in auditors from Crowe Chizek & Company to Deloitte & Touche LLP for the year ending December
          31, 1995. The change in auditors was effective with the conclusion of the 1994 audit on March 27, 1995.




















PAGE

                      AMBANC CORP.

    As of and for the three months ended March 31, 1995


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: May 11, 1995       BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: May 11, 1995       BY:    Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

    As of and for the three months ended March 31, 1995


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1994,
             is incorporated herein by reference.

   27        Financial Data Schedule for March 31,
             1995.







* Incorporated by reference from previously filed documents.
























