Form 10-Q
period 1995-06-30
AMBANC CORP
filed 1995-08-11
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995

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

               Yes:  X       No:

2,372,555 common shares of stock were outstanding as of August 10, 1995.


PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    June 30, 1995 (unaudited) and
    December 31, 1994

    Consolidated Statements of Income
    six months ended
    June 30, 1995 and 1994(unaudited)

    Consolidated Statements of Cash
    Flows for six months ended
    June 30, 1995 and 1994 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index










PAGE

                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   June 30,     December 31,
                                                     1995           1994
ASSETS
Cash and due from banks                          $      15,784  $     19,595
Federal funds sold                                      13,167         7,000
  Total cash and cash equivalents                       28,951        26,595

Interest bearing deposits in other banks                   894         1,193
Securities available for sale at market                102,396       112,214
Securities held to maturity(market values of
  $39,488 and $38,707 at June 30,
  1995, and December 31, 1994)                          39,092        39,695

Loans held for sale                                      5,874         2,664

Loans, net of unearned income                          347,871       321,096
Allowance for loan losses                               (4,008)       (3,911)
  Loans, net                                           343,863       317,185
Premises, furniture and equipment, net                   6,378         6,487
Accrued interest receivable and other assets            10,597        10,063
    TOTAL ASSETS                                 $     538,045  $    516,096

LIABILITIES
Noninterest bearing deposits                     $      46,720  $     51,838
Interest bearing deposits                              426,352       403,396
  Total deposits                                       473,072       455,234
Short-term borrowings                                    5,956         5,690
Long-term debt                                           2,643         3,189
Accrued interest payable and other liabilities           3,442         2,946
    TOTAL LIABILITIES                                  485,113       467,059

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 5,000,000 shares
  authorized, 2,372,555 and 2,372,172 shares
  issued and outstanding at June 30, 1995,
  and December 31, 1994                                 23,726        23,722
Retained earnings                                       30,082        28,277
Unrealized gain/(loss) on securities
  available for sale                                      (876)       (2,962)
    TOTAL SHAREHOLDERS' EQUITY                          52,932        49,037
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     538,045  $    516,096


PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                      Six Months Ended    Three Months Ended
                                          June 30,             June 30,
                                       1995       1994      1995      1994
INTEREST INCOME
  Interest and fees on loans        $  15,152  $  11,480  $  7,899  $  5,981
  Interest and fees on loans
    held for sale                         115        428        73       150
  Interest on securities
    Taxable                             3,137      3,666     1,538     1,804
    Tax exempt                          1,102      1,140       547       574
  Other interest                          169        145       103        45
    TOTAL INTEREST INCOME              19,675     16,859    10,160     8,554
INTEREST EXPENSE
  Interest on deposits                  9,138      7,278     4,917     3,681
  Interest on short-term borrowings       146        129        48        87
  Interest on long-term debt               84         73        40        46
    TOTAL INTEREST EXPENSE              9,368      7,480     5,005     3,814
      NET INTEREST INCOME              10,307      9,379     5,155     4,740
Provision for loan losses                 150         50        75        --
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES      10,157      9,329     5,080     4,740
NONINTEREST INCOME
  Income from fiduciary activities        185        192        84        72
  Service charges on
    deposit accounts                      619        534       320       279
  Gain/(loss) on securities                 6         (3)        6         2
  Other operating income                  419        530       210       207
    TOTAL NONINTEREST INCOME            1,229      1,253       620       560
NONINTEREST EXPENSE
  Salaries and employees benefits       3,986      3,580     2,000     1,790
  Occupancy expenses, net                 420        423       207       223
  Equipment expenses                      436        400       226       204
  Data processing expenses                181        227        91       117
  FDIC insurance                          523        508       267       255
  Other operating expenses              1,844      1,892       880       920
    TOTAL NONINTEREST EXPENSE           7,390      7,030     3,671     3,509
      INCOME BEFORE INCOME TAXES        3,996      3,552     2,029     1,791
Taxes                                   1,204      1,044       647       519
      NET INCOME                    $   2,792  $   2,508  $  1,382  $  1,272

EARNINGS PER COMMON SHARE(based on 2,372,542 and 2,369,784
  average outstanding shares in 1995 and 1994)
    Net income per share            $    1.18  $    1.06  $    .58  $    .54

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                     Six Months Ended
                                                         June 30,
                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   2,792  $   2,508
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          145        257
      Depreciation                                       339        410
      Provision for loan losses                          150         50
      (Gain)/loss on securities                           (6)         3
      Net change in loans held for sale               (3,210)    12,876
      Accrued interest receivable
        and other assets                                (534)    (2,053)
      Accrued interest payable
        and other liabilities                          2,582     (2,895)
      Deferred loan fees net of costs                     (3)         6
        NET CASH FROM OPERATING ACTIVITIES             2,255     11,162

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           1,500      7,369
  Proceeds from sale of securities held to maturity       --         --
  Proceeds from maturities and calls of securities
    available for sale                                10,178     26,076
  Proceeds from maturities and calls of securities
    held to maturity                                   8,444      2,183
  Purchases of securities available for sale          (1,980)   (23,775)
  Purchases of securities held to maturity            (7,860)    (3,445)
  Net change in interest bearing deposits
    in other banks                                       299       (987)
  Loans made to customers, net of
    payments collected                               (29,224)   (30,090)
  Loans purchased                                       (986)    (1,690)
  Proceeds from sales of loans                         3,385      2,192
  Property and equipment expenditures                   (230)      (897)
        NET CASH FROM INVESTING ACTIVITIES           (16,474)   (23,064)


PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                     Six Months Ended
                                                         June 30,
                                                      1995       1994
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in demand deposits
    and savings accounts                             (15,584)       527
  Net change in certificates of deposit               33,422     (9,039)
  Net change in short-term borrowings                    266      3,269
  Payments on long-term debt                            (597)     2,162
  Proceeds on long-term debt                              51         --
  Issuance of stock for dividend reinvestment             12         --
  Dividends paid                                        (995)      (771)
        NET CASH FROM FINANCING ACTIVITIES            16,575     (3,852)

NET CHANGE IN CASH AND CASH EQUIVALENTS                2,356    (15,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        26,595     32,510
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  28,951  $  16,756
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period ended June 30:
    Interest                                       $   8,881  $   7,499
    Income taxes                                       1,475      1,196



PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS


The Consolidated balance sheet as of June 30, 1995, consolidated statements of income for the six month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1994, annual report to shareholders. The results of operations for the period ended June 30, 1995, are not necessarily indicative of the operating results for the full year.

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






PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

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

                           Six Months Ended
                               June 30,         Increase
                            1995       1994    (Decrease)

  Interest income       $    19,675 $    16,859    16.70 %
  Adjusted for tax
    exempt income               642         670    (4.18)

    Tax equivalent
      interest income        20,317      17,529    15.91
  Interest expense            9,368       7,480    25.24

    Net interest income $    10,949 $    10,049     8.96 %

Net interest income increased $900 or 8.96% for the six months ended June 30, 1995, compared to the six months ended June 30, 1994. This $900 increase was a combination of a $2,788 increase in interest income and a $1,888 increase in interest expense. The $2,788 increase in interest income was composed of an increase of $309 due to increased volume of average interest earning assets and an increase of $2,479 due to increased rates received on these PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)


interest earning assets. The $1,888 increase in interest expense was a combination of an increase of $254 due to increased volume of average interest bearing liabilities and an increase of $1,634 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first six months of 1995 increased $11,561 or 2.27% to $521,894 from $510,333 for the same period in 1994, but the percent of average earning assets to total average assets decreased to 94.46% for the first six months of 1995 from 95.13% for the first six months of 1994. This decrease was in part due to 1995 average assets containing $1,034 of average goodwill associated with the deposits purchased (see details on subsequent page). Net interest margin increased .31% to 4.48% for the first six months of 1995 from 4.17% for the first six months of 1994. This increase was due to the yields on average earning assets increasing faster than the costs on average interest bearing liabilities. The Corporation's yields on loans and investments and costs of deposits, although not completely determined by the prime rate, are influenced by changes in the prime rate. The prime rate started at 8.50% in 1995 and increased to 9.00% in February, 1995, and averaged 8.91%
for the first six months of 1995. The prime rate for 1994 started at 6.00%, increased three times to an ending rate of 7.25%, and averaged 6.46% for the first six months of 1994. With higher interest rates in 1995 and the fact that rates continued to increase during the last half of 1994, the Corporation was able to maintain a higher spread between interest received on average interest earning assets and interest paid on average interest bearing liabilities. The yield on average interest earning assets increased to 8.31% for the first six months of 1995 from 7.28% for the first six months of 1994 for an increase of 1.03%. The cost on average interest bearing liabilities increased at a slower rate and was 4.46% for the first six months of 1995 and 3.66% for the first six months of 1994 for an increase of .80%. This leaves the interest spread which is the mathematical difference between yields on average interest earning assets and costs on average interest bearing liabilities at 3.85% for the first six months of 1995 compared to 3.62% for the first six months of 1994.

The provision for loan losses was $150 during the first six months of 1995 compared to $50 during the first six months of 1994. The provision for loan losses was increased during 1995 because of increased loan volume and not due to loan credit problems. The allowance for loan losses at June 30, 1995, was $4,008 or 1.15% of total loans less unearned income as compared to $3,911 or 1.22% of total loans less unearned income at PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

December 31, 1994. During the first six months of 1995, loans charged off were $191 and recoveries from previously written off loans were $138, thus net charge offs for the first six months of 1995 were $53. The adequacy of the allowance for loan losses is analyzed by management of each bank subsidiary based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at June 30, 1995, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are ratios of the different types of problem loans as a percent of total loans less unearned income at June 30, 1995, and December 31, 1994:

                                 June 30, 1995  December 31, 1994

  Nonaccrual loans                    .22%             .18%
  Loans past due 90 days              .26%             .20%
  Performing restructured loans       .04%             .15%
  OREO                                .12%             .14%

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

Noninterest income for the six months ended June 30, 1995, was down $24 or 1.92% to $1,229 as compared to $1,253 for the six months ended June 30, 1994. Income from fiduciary services was down by $7 or 3.65% to $185 in 1995 from $192 in 1994 as a result of decreased fees on trust accounts managed. Service charges on deposit accounts were up by $85 or 15.92% to $619 in 1995 from $534 in 1994 due to new and increased fees on deposit accounts.
The Corporation had a net gain of $6 on calls and sales of securities during the first six months of 1995. Other operating income decreased $111 or 20.94% to $419 during the six months ended June 30, 1995, from $530 during the same six months in 1994. This $111 decrease was mainly due to the reduction of gain on sales of loans held for sale and a small reduction of customer service fee income less increases in income from a new investment

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

service being offered customers, other nonrecurring income and a small increase in insurance commission income. During the first six months of 1994 mortgage rates were increasing and the Corporation sold $29,389 of the conforming fixed rate mortgage loans, classified as loans held for sale on the balance sheet, into the secondary mortgage market, and other operating income included $197 related to gains from these sales. During part of the first six months of 1995, mortgage rates increased to the point that many customers were selecting variable rate mortgage loans which are classified as real estate loans on the balance sheet as compared to fixed rate mortgage loans which are classified as loans held for sale on the balance sheet. The
Corporation did sell $5,081 in fixed rate mortgage loans into the secondary mortgage market and recorded gains of $46 during the six months ended June 30, 1995. The servicing rights on more than 95% of sold fixed rate loans are retained by the Corporation.

Noninterest expense for the six months ended June 30, 1995, was $7,390 as compared to $7,030 for the six months ended June 30, 1994, for an increase of $360 or 5.12%. Salaries and employee benefits are the largest portion of noninterest expense and increased $406 or 11.34% in the first six months of 1995 compared to the same time period in 1994. Individual components showed increases in salaries, pension expense and medical insurance expense. Occupancy expense remained steady with only a $3 or
 .71% decrease in 1995 from 1994. Equipment expense was up by $36 or 9.00% to $436 in 1995 from $400 in 1994 due mainly to increases in contract expenses related to new branches and equipment.

Data processing expense decreased $46 or 20.26% to $181 in 1995 from $227 in 1994 and was due to a reduction in depreciation and continued efficiencies resulting from consolidating operations.
The Corporation will be installing a larger computer system, during the third quarter of 1995, to provide for better customer service and further consolidation of operations. Data processing expenses starting during the third quarter of 1995 are expected to increase because of this change. The FDIC insurance increased only $15 or 2.95% and is due to increased deposit balances. The
Corporation's subsidiary banks have all been assigned the highest classification by the FDIC and as such continue to pay the lowest possible FDIC deposit insurance rates in both 1995 and 1994. The deposits purchased by the Corporation from a federal savings bank
(see financial condition for details) remain subject to the SAIF rather than BIF deposit insurance rates. The $48 or 2.54% decrease in other operating expenses to $1,844 in 1995 from $1,892 in 1994 was due to a combination of many increases and decreases with large changes in goodwill and professional fees.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

Other operating expenses for 1995 includes the addition of $35 for goodwill amortization in 1995 related to the deposits purchased on March 17, 1995. Other 1995 operating expenses were lower because of reduced professional fees, due to the inclusion in 1994 of both sides of expenses for a merger completed on June
1, 1994, under the pooling of interests method and the inclusion in 1995 of only the Corporation's merger expenses of a merger expected to be completed during this year, also under the pooling of interests method.Income before income taxes was up $444 or 12.50% to $3,996 for the first six months of 1995 from $3,552 for the first six months of 1994. The net income for the first six months ended June 30, 1995, was up $284 or 11.32% to $2,792 as compared to $2,508 for the six months ended June 30, 1994.
Earnings per share were $1.18 in 1995 and were $1.06 in 1994.
Based upon annualized net income the return on average assets was 1.08% for the first six months of 1995 compared to .99% for the same period in 1994.

The following schedule shows selected financial amounts and ratios for the three months ended and six months ended June 30, 1995 and 1994.  The
Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.
                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1995       1994       1995       1994
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 531,145  $ 511,229  $ 521,894  $ 510,333
 Securities                        145,591    178,642    147,541    179,158
 Loans                             345,765    296,820    336,437    287,542
 Allowance for loan losses           3,946      3,812      3,919      3,774
 Deposits                          469,450    448,081    459,607    448,972
 Shareholders' equity               51,241     49,329     50,350     49,184

END OF PERIOD BALANCE SHEET DATA
 Total assets                                          $ 538,045  $ 508,453
 Securities                                              141,488    167,629
 Loans                                                   347,871    306,720
 Allowance for loan losses                                 4,008      3,785
 Deposits                                                473,072    444,110
 Shareholders' equity                                     52,932     48,225

INCOME DATA
 Net interest income(t.e. basis) $   5,477  $   5,079  $  10,949  $  10,049
 Provision for loan losses              75         --        150         50
 Noninterest income                    620        560      1,229      1,253
 Noninterest expense                 3,671      3,509      7,390      7,030
 Net income                          1,382      1,272      2,792      2,508
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1995       1994       1995       1994
PER SHARE DATA
 Net income                      $     .58  $     .54  $    1.18  $    1.06
 Cash dividends before pooling
  of interests                         .21        .21        .42        .42
 Book value at end of period                               22.31      20.35
 Book value at end of period
  before FAS 115                                           22.68      21.09
 Tangible book value at end
  of period                                                21.49      20.27
 Tangible book value at end of
  period before FAS 115                                    21.86      21.01
 Stock price at end of period
 Weighted average                                          32.81      32.25
   shares outstanding                                  2,372,547  2,369,784

SELECTED RATIOS
 Return on average assets             1.04%      1.00%      1.08%       .99%
 Return on average equity
  before FAS 115                     10.82      10.34      10.39      10.23
 Net interest margin(t.e.basis)       4.38       4.18       4.48       4.17
 Net charge-offs to average loans      .01        .01        .02       (.02)
 Allowance for loan losses
  to loans                                                  1.15       1.23
 Nonaccrual loans to loans                                   .22        .23
 Loans past due 90 days or
  more to loans                                              .26        .18
 Performing restructured loans
  to loans                                                   .04        .18
 OREO to loans                                               .12        .14
 Leverage capital(Tier 1
  equity/average assets)                                    9.88       9.75
 Tier 1 risk-based capital                                 13.50      14.39
 Total risk-based capital                                  14.55      15.54

The Corporation's lead bank, The American National Bank of
Vincennes, completed the purchase of $25,462 of deposits from a federal savings bank, on March 17, 1995. The Corporation has historically had a decrease in total assets during the first six months of each year due to the year end total assets including institutional public funds on deposit that are not in the June
30th deposits. With these purchased deposits, total assets increased by $21,949 or 4.25% to $538,045 at June 30, 1995, from
$516,096 at December 31, 1994. Significant changes in assets from December 31, 1994, to June 30, 1995, included an increase in

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

cash and cash equivalents, loans and loans held for sale and decreases in securities and interest bearing deposits in other banks.

With the continuing loan demand, as demonstrated in loan growth, the Corporation has retained a portion of the increased deposits purchased in readily available funds, and cash and cash equivalents have increased $2,356 or 8.86% at June 30, 1995, from year end 1994. Total securities and interest bearing deposits in other banks decreased $10,720 or 7.00% to $142,382 at June 30, 1995, from $153,102 at December 31, 1994. The effect of FAS 115 and the mark-to-market of securities available for sale added
$3,324 to securities available for sale during the first six months of 1995. The FAS 115 negative mark-to-market adjustment at December 31, 1994, was $4,746 as compared to only $1,422 at June 30, 1995, and was due to the normal market adjustment when interest rates are stabilizing. Without the FAS 115 adjustment, available for sale securities decreased $13,142 or 11.24% from maturities and calls and $1,500 of sales during the first six months of 1995. There were no sales or transfers of securities classified as held to maturity during the period ended June 30, 1995. Securities held to maturity decreased $603 or 1.52% due to maturities or calls during the six months ended June 30, 1995.

The Corporation experienced increased loan demand and total loans increased $26,775 or 8.34% to $347,871 at June 30, 1995, from
$321,096 at December 31, 1994.  Commercial loans increased
$17,744 or 11.10% to $177,658 at June 30, 1995, from $159,914 at
December 31, 1994. Commercial loan demand showed steady increases all during the six months ended June 30, 1995. Real estate loans increased $5,187 or 6.53% to $84,651 at June 30, 1995, from $79,464 at December 31, 1994. As noted previously, the renewed interest in variable rate mortgage loans caused this increase. Installment loans increased $3,844 or 4.70% to $85,562 at June 30, 1995, from $81,718 at December 31, 1994. Loans held for sale also increased $3,210 or 120.50% at June 30, 1995, to $5,874 from $2,664 at December 31, 1994.

Total deposits increased $17,838 or 3.92% during the first six months of 1995. Noninterest bearing deposits decreased $5,118 or 9.87% to $46,720 at June 30, 1995, from $51,838 at year end 1994, due to normal reductions of institutional public funds that were on deposit at December 31, 1994, and not on deposit at June 30, 1995. Interest bearing deposits increased $22,956 or 5.69% to $426,352 during the six months ended June 30, 1995, from $403,396 at December 31, 1994, and was due in part to the purchased

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

deposits. Long-term debt, which is mainly borrowings from the Federal Home Loan Bank that were matched off against specific fixed rate lending programs, decreased $546 or 17.12% at June 30, 1995, from December 31, 1994, due to normal repayments.

Total shareholders' equity, including the unrealized loss on securities available for sale, increased $3,895 or 7.94% to $52,932 at June 30, 1995, from $49,037 at December 31, 1994. The
FAS 115 after tax mark-to-market adjustment on the available for sale securities accounted for $2,086 or 4.25% of this increase in total shareholders' equity at June 30, 1995, from December 31, 1994. The Corporation's regulators have issued guidelines stating that the unrealized loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $51,952 at December 31, 1994, and increased $1,825 or 3.51% to $53,777 at June 30, 1995.
This increase was net income of $2,792 less dividends paid of $995 plus $16 related to increased mark-to-market on mutual funds and $12 related to sales of the Corporation's common stock for the dividend reinvestment and stock purchase plan. The dividend reinvestment and stock purchase plan was changed to a market only plan, during the second quarter of 1995, and no more shares of common stock will be issued by the Corporation through this plan.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; leverage capital, Tier 1 risk-based capital and total risk-based capital. The leverage capital ratio is defined as total ending Tier 1 capital divided by total average assets less intangible assets and FAS 115 adjustments.
Tier 1 risk-based capital is defined as Tier 1 capital divided by risk-weighted assets. Total risk-based capital is defined as Tier 1 capital plus Tier 2 capital divided by risk-weighted assets. Tier 1 capital is the sum of the core capital elements
(common shareholders' equity, qualifying perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries) less intangible assets and the FAS 115

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)


adjustments. Tier 2 capital consists of the allowance for loan losses (limited to an maximum of 1.25% of risk-weighted assets), perpetual preferred stock and other hybrid capital instruments.
Risk-weighted assets are defined to include the assets on the balance sheet and off-balance sheet financial instruments in broad categories that are weighted at 20% to 100% depending on the asset totals within these broad categories. The
Corporation's capital ratios at June 30, 1995, and December 31,
1994, were:
                              June 30, 1995  December 31, 1994

  Leverage capital ratio           9.88%          10.14%
  Tier 1 risk-based capital       13.50%          14.32%
  Total risk-based capital        14.55%          15.41%


PENDING ACQUISITION

On October 12, 1994, the Corporation executed an Agreement of
Merger and Plan of Reorganization that provides for the Corporation to acquire First Robinson Bancorp, the holding company for The First National Bank in Robinson, Robinson,
Illinois.  On June 19, 1995, the original Agreement of Merger and
Plan of Reorganization was amended to include the merger of The
First National Bank in Robinson and Farmers' State Bank of
Palestine, a wholly-owned subsidiary of the Corporation. As a result of the amendment, the combined entity resulting from the merger of First National Bank and Farmers' State Bank will be a wholly-owned subsidiary of the Corporation. The proposed acquisition will be accounted for as a pooling of interests and the Corporation will issue 636,504 shares of its common stock in exchange for the 119,200 currently issued and outstanding shares of First Robinson Bancorp.



PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1995


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1994, is incorporated herein by reference.

          27  Financial Data Schedule for June 30, 1995.


     (b) A Form 8-K was filed with the SEC on June 28, 1995, for the June 19, 1995, execution of the Amended
          Agreement of Merger and Plan of Reorganization
          ("Amended Agreement") that provides for the Corporation's acquisition of First Robinson Bancorp, the holding company for The First National Bank in Robinson, Robinson , Illinois, and the merger of Farmers' State Bank of Palestine, Palestine, Illinois, a wholly-owned subsidiary of the Corporation, into the First National Bank in Robinson. The Amended Agreement provides that each share of First Robinson Bancorp common stock will be exchanged for 5.3398 shares of the Corporation's common stock. The acquisition will continue to be accounted for as a pooling of interests transaction.






PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1995


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: August 10, 1995    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: August 10, 1995    BY:    Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1995


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1994,
             is incorporated herein by reference.

   27        Financial Data Schedule for June 30,
             1995.







* Incorporated by reference from previously filed documents.


