Form 10-Q/A
period 1995-03-31
AMBANC CORP
filed 1995-08-28
CIK 702904

FORM 10-Q/A
           SECURITIES AND EXCHANGE COMMISSION

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

               Yes:  X       No:

2,372,555 common shares of stock were outstanding as of August 28, 1995.


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

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                    Three Months Ended
                                                         March 31,
                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   1,410  $   1,236
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                           76        107
      Depreciation                                       210        220
      Provision for loan losses                           75         50
      (Gain)/loss on securities                           --          5
      Proceeds from sales of loans held for sale      (2,674)    (9,911)
      Loans held for sale made to customers,
        net of payments collected                      2,563     18,146
      Accrued interest receivable
        and other assets                                (328)    (1,016)
      Accrued interest payable
        and other liabilities                          1,403     (2,044)
      Deferred loan fees net of costs                     29          7
        NET CASH FROM OPERATING ACTIVITES              2,764      6,800

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                              --        999
  Proceeds from sale of securities held to maturity       --         --
  Proceeds from maturities and calls of securities
    available for sale                                 4,179     17,923
  Proceeds from maturities and calls of securities
    held to maturity                                   8,073      1,724
  Purchases of securities available for sale          (1,980)   (26,107)
  Purchases of securities held to maturity            (6,934)    (3,220)
  Net change in interest bearing deposits
    in other banks                                       199     (1,472)
  Loans made to customers, net of
    payments collected                               (23,351)    (9,020)
  Loans purchased                                         --       (699)
  Proceeds from sales of loans                         1,910      1,122
  Property and equipment expenditures                    (64)      (467)
        NET CASH FROM INVESTING ACTIVITIES           (17,968)   (19,217)

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

Effective January 1, 1995, the Corporation adopted Financial Accounting Standard No. 114, (FAS 114) "Accounting by Creditors for Impairment of a Loan," as amended by Financial Accounting Standard No. 118, (FAS 118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rates or at the fair value of the underlying collateral and allow existing methods for recognizing interest income. The effect of adopting FAS 114 and FAS 118 was not material to the Financial Statements of the Corporation. At March 31, 1995, the recorded balance of loans that were considered to be impaired under FAS 114 was $2,056 of which $710 were on a nonaccrual basis. The average recorded balance for impaired loans for the three month period ended March 31, 1995, approximated the ending balance. Included in this amount were $1,589 of impaired loans for which the related specific allocated reserve for credit losses was $240, and $467 of impaired loans that did not have a specific allocated reserve at March 31, 1995.

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
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

With the adoption of FAS 114, the Corporation continued to use its normal methods of identifying loans that are subject to classification as criticized assets. This consists of creating a monthly report containing loans with a more than normal degree of risk. This report includes all such loans with balances of $100 or larger and even includes totals for loans smaller than $100 if they are collateralized by real estate or other specific collateral. Smaller-balance homogeneous loans, like credit cards, moneyline loans which are consumer lines of credit either secured with second mortgages on real estate or unsecured, and consumer installment loans which are secured by vehicles and other specific collateral or unsecured, are not included as loans with a more than normal degree of risk. These loans are specifically covered in the analysis of the adequacy of the allowance for loan losses using historical loss percentages and current delinquency reports. Smaller-balance homogeneous loans are placed on nonaccrual after they are 90 days delinquent and are written down to their collateral value or are charged off when they are determined to be uncollectable. The report of loans with a more than normal degree of risk is the by-product of an ongoing loan review process, the purpose of which is to determine the level of credit risk within the portfolio and to ensure proper adherence to the Corporation's underwriting and documentation standards.

The Corporation's report of loans with a more than normal degree of risk is divided into three classifications, other loans especially mentioned, substandard performing loans and substandard non-performing loans. Other loans especially mentioned are loans that are fundamentally sound but exhibit potentially unwarranted credit risks or contain unsatisfactory characteristics. Substandard performing loans are inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral as well as those loans with unsatisfactory characteristics causing more than acceptable levels of risk, but are being serviced by the customer in regards to the timely payment of principal and interest. Substandard non-performing loans show weaknesses inherent in the substandard performing loans but where collection or liquidation in full, on a timely basis, is highly questionable. Substandard non-performing loans are loans that have been placed on nonaccrual when they are 90 days delinquent and there is no evidence to support the continued regular payments required under the loan contract.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1995
    (Dollar amounts in thousands, except share data)

The classification of impaired loans is determined by the analysis of the loan's collateral, repayment capacity of the borrower and other known information to determine that it is probable that the Corporation will be unable to collect all amounts of principle and interest due according to the contractual terms of the loan. Although a loan is on nonaccrual it is possible that the liquidation of collateral will provide for full recovery of all nonaccrued interest and principal on the loan without a significant delay. Loans on nonaccrual that do not meet this criteria are considered to be impaired. Loans that are still on accrual, because the payments are currently being serviced by the customer, but that exhibit or are known to have other circumstances that will make them probable of not being collected in full as to interest and principal, are also considered to be impaired. Specific reserves are assigned to impaired loans when in management's opinion the liquidation of collateral, less selling expenses, will not represent collection in full of principal and interest on the loan. Specific reserves plus a reserve calculation based on historical loan loss experience by type of loan are considered when analyzing the adequacy of the allowance for loan losses. Impaired loans not collateralized, but being repaid from cash flows, are measured based upon the present value of expected future cash flows and any shortfalls are recognized by the reduction of the impaired loan by creating a valuation allowance and a corresponding charge against the allowance for loan losses. The Corporation currently does not have any impaired loans requiring a valuation allowance due to insufficient present value calculations of expected future cash flows. Since the adoption of FAS 114 no unusual additions to the allowance for loan losses have been required due to loans being classified as impaired.

Impaired loans on nonaccrual recognize payments or other cash flows from liquidation of collateral first as principal payments. When the principal on these loans is collected in full, subsequent payments are recorded as income until all of the nonaccrued interest income is collected. Since the nonaccrued interest income is not booked until collected, any interest shortfall on nonaccrual loans is never recognized as income. Impaired loans on accrual continue to recognize income on the same basis as all other loans. The method used in recognizing payments and interest income on impaired loans is consistent with those being used by the Corporation for substandard performing loans and substandard non-performing loans before the adoption of FAS 114.
PAGE

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



DATE: August 28, 1995    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: August 28, 1995    BY:    Richard E. Welling

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