Form 10-Q/A
period 1995-06-30
AMBANC CORP
filed 1995-08-28
CIK 702904

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

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                     Six Months Ended
                                                         June 30,
                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   2,792  $   2,508
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          145        257
      Depreciation                                       339        410
      Provision for loan losses                          150         50
      (Gain)/loss on securities                           (6)         3
      Proceeds from sales of loans held for sale       5,081     29,389
      Loans held for sale made to customers,
        net of payments collected                     (8,291)   (16,513)
      Accrued interest receivable
        and other assets                                (534)    (2,053)
      Accrued interest payable
        and other liabilities                          2,582     (2,895)
      Deferred loan fees net of costs                     (3)         6
        NET CASH FROM OPERATING ACTIVITIES             2,255     11,162

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           1,500      7,369
  Proceeds from sales of securities
    held to maturity                                      --         --
  Proceeds from maturities and calls of securities
    available for sale                                10,178     26,076
  Proceeds from maturities and calls of securities
    held to maturity                                   8,444      2,183
  Purchases of securities available for sale          (1,980)   (23,775)
  Purchases of securities held to maturity            (7,860)    (3,445)
  Net change in interest bearing deposits
    in other banks                                       299       (987)
  Loans made to customers, net of
    payments collected                               (29,224)   (30,090)
  Loans purchased                                       (986)    (1,690)
  Proceeds from sales of loans                         3,385      2,192
  Property and equipment expenditures                   (230)      (897)
        NET CASH FROM INVESTING ACTIVITIES           (16,474)   (23,064)

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

Effective January 1, 1995, the Corporation adopted Financial Accounting Standard No. 114, (FAS 114) "Accounting by Creditors for Impairment of a Loan," as amended by Financial Accounting Standard No. 118, (FAS 118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rates or at the fair value of the underlying collateral and allow existing methods for recognizing interest income. The effect of adopting FAS 114 and FAS 118 was not material to the Financial Statements of the Corporation. At June 30, 1995, the recorded balance of loans that were considered to be impaired under FAS 114 was $2,848 of which $651 were on a nonaccrual basis. The average recorded balance for impaired loans for the three month period ended June 30, 1995, approximated the ending balance. Included in this amount were $2,482 of impaired loans for which the related specific allocated reserve for credit losses was $331, and $366 of impaired loans that did not have a specific allocated reserve at June 30, 1995.

A summary of the activity in the allowance for loan losses
account for the first six months ending June 30, 1995, and
1994 was:
                                   1995        1994
Balance, January 1                $3,911      $3,685
Provision for loan losses            150          50
Loans charged off                   (191)       (214)
Recoveries of loans previously
     charged off                     138         264
Balance, June 30                  $4,008      $3,785
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

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1995
    (Dollar amounts in thousands, except share data)

Noninterest income for the six months ended June 30, 1995, was down $24 or 1.92% to $1,229 as compared to $1,253 for the six months ended June 30, 1994. Income from fiduciary services was down by $7 or 3.65% to $185 in 1995 from $192 in 1994 as a result of decreased fees on trust accounts managed. Service charges on deposit accounts were up by $85 or 15.92% to $619 in 1995 from $534 in 1994 due to new and increased fees on deposit accounts. The Corporation had a net gain of $6 on calls and sales of securities during the first six months of 1995. Other operating income decreased $111 or 20.94% to $419 during the six months ended June 30, 1995, from $530 during the same six months in 1994. This $111 decrease was mainly due to the reduction of gain on sales of loans held for sale and a small reduction of customer service fee income less increases in income from a new investment service being offered customers, other nonrecurring income and a small increase in insurance commission income. During the first six months of 1994 mortgage rates were increasing and the Corporation sold $29,389 of the conforming fixed rate mortgage loans, classified as loans held for sale on the balance sheet, into the secondary mortgage market, and other operating income included $197 related to gains from these sales. During part of the first six months of 1995, mortgage rates increased to the point that many customers were selecting variable rate mortgage loans which are classified as real estate loans on the balance sheet as compared to fixed rate mortgage loans which are classified as loans held for sale on the balance sheet. The Corporation did sell $5,081 in fixed rate mortgage loans into the secondary mortgage market and recorded gains of $46 during the six months ended June 30, 1995. The servicing rights on more than 95% of sold fixed rate loans are retained by the Corporation.

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

Other operating expenses for 1995 includes the addition of $35 for goodwill amortization in 1995 related to the deposits purchased on March 17, 1995. Other 1995 operating expenses were lower because of reduced professional fees, due to the inclusion in 1994 of both sides of expenses for a merger completed on June 1, 1994, under the pooling of interests method and the inclusion in 1995 of only the Corporation's merger expenses of a merger expected to be completed during this year, also under the pooling of interests method. Income before income taxes was up $444 or 12.50% to $3,996 for the first six months of 1995 from $3,552 for the first six months of 1994. The net income for the first six months ended June 30, 1995, was up $284 or 11.32% to $2,792 as compared to $2,508 for the six months ended June 30, 1994. Earnings per share were $1.18 in 1995 and were $1.06 in 1994. Based upon annualized net income the return on average assets was 1.08% for the first six months of 1995 compared to .99% for the same period in 1994.
PAGE

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


PENDING CHANGES IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board has issued Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." Under this pronouncement, companies are required to adopt the new method of accounting for the recoverability due to impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. FAS 121 is effective for fiscal years beginning after December 15, 1995. The Corporation has determined that the implementation of this standard will be immaterial to its financial statements.

The Financial Accounting Standards Board has issued Financial Accounting Standard No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights." Under this pronouncement, companies are required to implement a new method of accounting for the cost of servicing rights on mortgage loans originated and sold into the secondary mortgage market. The cost of the servicing rights on loans originated and sold, if it is practicable to estimate, would be recognized as a separate asset and amortized in proportion to and over the period of the estimated net servicing rights income. FAS 122 is effective for fiscal years beginning after December 15, 1995. The Corporation has not yet determined the impact of this standard on its financial statements.


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