Form 10-Q
period 1995-09-30
AMBANC CORP
filed 1995-11-14
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995

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

               Yes:  X       No:

3,009,059 common shares of stock were outstanding as of November 13, 1995.


PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    September 30, 1995 (unaudited) and
    December 31, 1994

    Consolidated Statements of Income for
    nine months and three months ended
    September 30, 1995 and 1994(unaudited)

    Consolidated Statements of Cash
    Flows for nine months ended
    September 30, 1995 and 1994 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index










PAGE

                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                 September 30,  December 31,
                                                     1995           1994
ASSETS
Cash and due from banks                          $      14,868  $     19,595
Federal funds sold                                      13,699         7,000
  Total cash and cash equivalents                       28,567        26,595

Interest bearing deposits in other banks                   793         1,193
Securities available for sale at market                 98,979       112,214
Securities held to maturity(market values of
  $40,334 and $38,707 at September 30,
  1995, and December 31, 1994)                          39,797        39,695

Loans held for sale                                      5,339         2,664

Loans, net of unearned income                          368,346       321,096
Allowance for loan losses                               (4,179)       (3,911)
  Loans, net                                           364,167       317,185
Premises, furniture and equipment, net                   6,296         6,487
Accrued interest receivable and other assets            10,095        10,063
    TOTAL ASSETS                                 $     554,033  $    516,096

LIABILITIES
Noninterest bearing deposits                     $      44,539  $     51,838
Interest bearing deposits                              443,742       403,396
  Total deposits                                       488,281       455,234
Short-term borrowings                                    5,811         5,690
Long-term debt                                           2,663         3,189
Accrued interest payable and other liabilities           3,012         2,946
    TOTAL LIABILITIES                                  499,767       467,059

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 5,000,000 shares
  authorized, 2,372,555 and 2,372,172 shares
  issued and outstanding at September 30, 1995,
  and December 31, 1994                                 23,726        23,722
Retained earnings                                       31,257        28,277
Unrealized gain/(loss) on securities
  available for sale                                      (717)       (2,962)
    TOTAL SHAREHOLDERS' EQUITY                          54,266        49,037
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     554,033  $    516,096

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                     Nine Months Ended    Three Months Ended
                                       September 30,        September 30,
                                       1995       1994      1995      1994
INTEREST INCOME
  Interest and fees on loans        $  23,473  $  18,044  $  8,321  $  6,564
  Interest and fees on loans
    held for sale                         209        487        94        59
  Interest on securities
    Taxable                             4,558      5,378     1,421     1,712
    Tax exempt                          1,652      1,709       550       569
  Other interest                          391        200       222        55
    TOTAL INTEREST INCOME              30,283     25,818    10,608     8,959
INTEREST EXPENSE
  Interest on deposits                 14,395     11,148     5,257     3,870
  Interest on short-term borrowings       206        216        60        87
  Interest on long-term debt              122        118        38        45
    TOTAL INTEREST EXPENSE             14,723     11,482     5,355     4,002
      NET INTEREST INCOME              15,560     14,336     5,253     4,957
Provision for loan losses                 425        100       275        50
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES      15,135     14,236     4,978     4,907
NONINTEREST INCOME
  Income from fiduciary activities        339        294       154       102
  Service charges on
    deposit accounts                      943        832       324       298
  Gain/(loss) on securities                 5         (4)       (1)       (1)
  Other operating income                  685        723       266       193
    TOTAL NONINTEREST INCOME            1,972      1,845       743       592
NONINTEREST EXPENSE
  Salaries and employees benefits       5,851      5,363     1,865     1,783
  Occupancy expenses, net                 634        645       214       222
  Equipment expenses                      652        611       216       211
  Data processing expenses                294        341       113       114
  FDIC insurance                          508        758       (15)      250
  Other operating expenses              2,728      2,747       884       855
    TOTAL NONINTEREST EXPENSE          10,667     10,465     3,277     3,435
      INCOME BEFORE INCOME TAXES        6,440      5,616     2,444     2,064
Taxes                                   1,973      1,658       769       614
      NET INCOME                    $   4,467  $   3,958  $  1,675  $  1,450

EARNINGS PER COMMON SHARE(based on 2,372,550 and 2,369,841
  average outstanding shares in 1995 and 1994)
    Net income per share            $    1.88  $    1.67  $    .71  $    .61

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                    Nine Months Ended
                                                      September 30,
                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   4,467  $   3,958
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          214        355
      Depreciation                                       623        620
      Provision for loan losses                          425        100
      (Gain)/loss on securities                           (5)         4
      Proceeds from sales of loans held for sale      10,441     31,630
      Loans held for sale made to customers,
        net of payments collected                    (13,116)   (17,860)
      Accrued interest receivable
        and other assets                                 (32)    (1,532)
      Accrued interest payable
        and other liabilities                          2,311     (4,594)
      Deferred loan fees net of costs                    (16)       (13)
        NET CASH FROM OPERATING ACTIVITIES             5,312     12,668

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           1,500      9,081
  Proceeds from sales of securities
    held to maturity                                      --         --
  Proceeds from maturities and calls of securities
    available for sale                                18,515     34,867
  Proceeds from maturities and calls of securities
    held to maturity                                   8,665      2,184
  Purchases of securities available for sale          (6,961)   (27,092)
  Purchases of securities held to maturity            (8,795)    (3,646)
  Net change in interest bearing deposits
    in other banks                                       400       (503)
  Loans made to customers, net of
    payments collected                               (48,169)   (37,758)
  Loans purchased                                     (4,386)    (1,690)
  Proceeds from sales of loans                         5,164      3,956
  Property and equipment expenditures                   (432)    (1,145)
        NET CASH FROM INVESTING ACTIVITIES           (34,499)   (21,746)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                    Nine Months Ended
                                                      September 30,
                                                      1995       1994
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in demand deposits
    and savings accounts                             (14,410)   (16,280)
  Net change in certificates of deposit               47,457      7,882
  Net change in short-term borrowings                    121      1,018
  Payments on long-term debt                            (597)      (338)
  Proceeds on long-term debt                              71      2,514
  Issuance of stock for dividend reinvestment             12         14
  Dividends paid                                      (1,495)    (1,267)
        NET CASH FROM FINANCING ACTIVITIES            31,159     (6,457)

NET CHANGE IN CASH AND CASH EQUIVALENTS                1,972    (15,535)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        26,595     32,510
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  28,567  $  16,975
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period ended September 30:
    Interest                                       $  14,076  $  11,360
    Income taxes                                       2,100      1,830


PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS


The Consolidated balance sheet as of September 30, 1995, consolidated statements of income for the nine month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1994, annual report to shareholders. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

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






PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

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

                          Nine Months Ended
                             September 30,      Increase
                            1995       1994    (Decrease)

  Interest income       $    30,283 $    25,818    17.29 %
  Adjusted for tax
    exempt income               965         997    (3.21)

    Tax equivalent
      interest income        31,248      26,815    16.53
  Interest expense           14,723      11,482    28.23

    Net interest income $    16,525 $    15,333     7.77 %

Net interest income increased $1,192 or 7.77% for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994. This $1,192 increase was a combination of a $4,433 increase in interest income and a $3,241 increase in interest expense. The $4,433 increase in interest income was composed of an increase of $1,018 due to increased volume of average interest earning assets and an increase of $3,415 due to increased rates received on these PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)


interest earning assets. The $3,241 increase in interest expense was a combination of an increase of $605 due to increased volume of average interest bearing liabilities and an increase of $2,636 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first nine months of 1995 increased $19,536 or 3.83% to $528,979 from $509,443 for the same period in 1994, but the percent of average earning assets to total average assets decreased to 94.74% for the first nine months of 1995 from 95.17% for the first nine months of 1994. This decrease was in part due to 1995 average assets containing $1,276 of average goodwill associated with the deposits purchased (see details on subsequent page). Net interest margin increased
 .18% to 4.41% for the first nine months of 1995 from 4.23% for the first nine months of 1994. This increase was due to the yields on average earning assets increasing faster than the costs on average interest bearing liabilities. The Corporation's yields on loans and investments and costs of deposits, although not completely determined by the prime rate, are influenced by changes in the prime rate. The prime rate started at 8.50% in 1995, increased to 9.00% in February, 1995 and decreased to 8.75% in July 1995, and averaged 8.86% for the first nine months of 1995. The prime rate for 1994 started at 6.00%, increased four times to an ending rate of 7.75%, and averaged 6.81% for the first nine months of 1994. With higher interest rates in 1995 and the fact that rates continued to increase during the last half of 1994, the Corporation was able to maintain a higher spread between interest received on average interest earning assets and interest paid on average interest bearing liabilities. The yield on average interest earning assets increased to 8.34% for the first nine months of 1995 from 7.39% for the first nine months of 1994 for an increase of .95%. The cost on average interest bearing liabilities increased at a slower rate and was 4.58% for the first nine months of 1995 and 3.72% for the first nine months of 1994 for an increase of .86%. This leaves the interest spread which is the mathematical difference between yields on average interest earning assets and costs on average interest bearing liabilities at 3.76% for the first nine months of 1995 compared to 3.67% for the first nine months of 1994.

The provision for loan losses was $425 during the first nine months of 1995 compared to $100 during the first nine months of 1994. The provision for loan losses was increased during 1995 because of increased loan volume and not due to loan credit problems. The allowance for loan losses at September 30, 1995, was $4,179 or 1.13% of total loans less unearned income as compared to $3,911 or 1.22% of total loans less unearned income PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

at December 31, 1994. During the first nine months of 1995, loans charged off were $337 and recoveries from previously written off loans were $180, thus net charge offs for the first nine months of 1995 were $157. The adequacy of the allowance for loan losses is analyzed by management of each bank subsidiary based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at September 30, 1995, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are ratios of the different types of problem loans as a percent of total loans less unearned income at September 30, 1995, and December 31, 1994:
                              September 30,1995 December 31, 1994
Nonaccrual loans                    .24%             .18%
Loans past due 90 days              .26%             .20%
Performing restructured loans       .01%             .15%
OREO                                .11%             .14%

Effective January 1, 1995, the Corporation adopted Financial Accounting Standard No. 114, (FAS 114) "Accounting by Creditors for Impairment of a Loan," as amended by Financial Accounting Standard No. 118, (FAS 118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rates or at the fair value of the underlying collateral and allow existing methods for recognizing interest income. The effect of adopting FAS 114 and FAS 118 was not material to the Financial Statements of the Corporation. At September 30, 1995, the recorded balance of loans that were considered to be impaired under FAS 114 was $2,905 of which $510 were on a nonaccrual basis. The average recorded balance for impaired loans for the three month period ended September 30, 1995, approximated the ending balance. All loans considered to be impaired at September 30, 1995, had specific allocated reserves which totaled $393.

A summary of the activity in the allowance for loan losses
account for the first nine months ending September 30, 1995, and
1994 was:
                                   1995        1994
Balance, January 1                $3,911      $3,685
Provision for loan losses            425         100
Loans charged off                   (337)       (334)
Recoveries of loans previously
     charged off                     180         417
Balance, September 30             $4,179      $3,868
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

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

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

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

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

Noninterest income for the nine months ended September 30, 1995, was up $127 or 6.88% to $1,972 as compared to $1,845 for the nine months ended September 30, 1994. Income from fiduciary services was up by $45 or 15.31% to $339 in 1995 from $294 in 1994 as a result of increased fees on trust accounts managed. Service charges on deposit accounts were up by $111 or 13.34% to $943 in 1995 from $832 in 1994 due to new and increased fees on deposit accounts. The Corporation had a net gain of $5 on calls and sales of securities during the first nine months of 1995. Other operating income decreased $38 or 5.26% to $685 during the nine months ended September 30, 1995, from $723 during the same nine months in 1994. This $38 decrease was mainly due to the reduction of gain on sales of loans held for sale less increases in income from a new investment service being offered customers, other nonrecurring income and an increase in insurance commission income. During the first nine months of 1994 mortgage rates were increasing and the Corporation sold $31,630 of the conforming fixed rate mortgage loans, classified as loans held for sale on the balance sheet, into the secondary mortgage market, and other operating income included $221 related to gains from these sales. During part of the first nine months of 1995, mortgage rates increased to the point that many customers were selecting variable rate mortgage loans which are classified as real estate loans on the balance sheet as compared to fixed rate mortgage loans which are classified as loans held for sale on the balance sheet. The Corporation did sell $10,441 in fixed rate mortgage loans into the secondary mortgage market and recorded gains of $124 during the nine months ended September 30, 1995. The servicing rights on more than 95% of sold fixed rate loans are retained by the Corporation.

Noninterest expense for the nine months ended September 30, 1995, was $10,667 as compared to $10,465 for the nine months ended September 30, 1994, for an increase of $202 or 1.93%. Salaries and employee benefits are the largest portion of noninterest expense and increased $488 or 9.10% in the first nine months of 1995 compared to the same time period in 1994. Individual components showed increases in salaries, pension expense and medical insurance expense. Occupancy expense decreased slightly with an $11 or 1.71% decrease in 1995 from 1994. Equipment expense was up by $41 or 6.71% to $652 in 1995 from $611 in 1994 due mainly to increases in contract expenses related to new branches and equipment. The Corporation plans to open two new PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

branches during the fourth quarter of 1995. One branch is being opened to provide better service to existing customers and the other branch will provide the Corporation entrance into a new county and marketing area. The addition of these branches will increase personnel, occupancy and equipment expenses.

Data processing expense decreased $47 or 13.78% to $294 in 1995 from $341 in 1994 and was due to a reduction in depreciation and continued efficiencies resulting from consolidating operations. The Corporation installed a larger computer system, during the third quarter of 1995, to provide for better customer service and further consolidation of operations. Data processing expenses starting in the third quarter of 1995 did increase from third quarter 1994 because of this change.

All of the Corporation's subsidiary banks have been assigned the highest classification by the FDIC and as such received a refund of $281 from the FDIC for the period June 1 through September 30, 1995. This refund was received in September 1995 and had the effect of reducing the FDIC insurance expense from .23% to .04% starting June 1, 1995. This reduced FDIC insurance rate will also be in effect for the remainder of 1995. The FDIC insurance expense decreased $250 or 32.98% to $502 in 1995 from $758 in 1994. Without the refund discussed, FDIC insurance expense would have increased and is due to increased deposit balances in 1995 compared to 1994. The deposits purchased by the Corporation from a federal savings bank (see financial condition for details) remain subject to the SAIF rather than BIF insurance rates.

The $19 or .69% decrease in other operating expenses to $2,728 in 1995 from $2,747 in 1994 was due to a combination of many increases and decreases with large changes in goodwill and professional fees. Other operating expenses for 1995 includes the addition of $66 for goodwill amortization in 1995 related to the deposits purchased on March 17, 1995. Other 1995 operating expenses were lower because of reduced professional fees, due to the inclusion in 1994 of both sides of expenses for a merger completed on June 1, 1994, under the pooling of interests method and the inclusion in 1995 of only the Corporation's merger expenses of a merger completed during the fourth quarter of this year, also under the pooling of interests method.

Income before income taxes was up $824 or 14.67% to $6,440 for the first nine months of 1995 from $5,616 for the first nine months of 1994. The net income for the first nine months ended September 30, 1995, was up $509 or 12.86% to $4,467 as compared to $3,958 for the nine months ended September 30, 1994. Earnings per share were $1.88 in 1995 and were $1.67 in 1994. Based upon annualized net income the return on average assets was 1.13% for the first nine months of 1995 compared to 1.04% for the same period in 1994.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

As of and for the nine and three months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the nine months and three months ended September 30, 1995 and 1994.  The
Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.
                                   Nine Months Ended   Three Months Ended
                                     September 30,         September 30,
                                    1995       1994       1995       1994
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 528,979  $ 509,443  $ 542,918  $ 507,692
 Securities                        144,728    174,269    139,194    164,650
 Loans                             343,665    295,227    357,885    310,346
 Allowance for loan losses           3,942      3,776      3,987      3,780
 Deposits                          467,289    448,322    482,403    447,043
 Shareholders' equity               51,327     48,647     53,249     47,591

END OF PERIOD BALANCE SHEET DATA
 Total assets                    $ 554,033  $ 505,599
 Securities                        138,776    160,544
 Loans                             368,346    312,676
 Allowance for loan losses           4,179      3,868
 Deposits                          488,281    444,224
 Shareholders' equity               54,266     48,751

INCOME DATA
 Net interest income(t.e. basis) $  16,525  $  15,333  $   5,576  $   5,284
 Provision for loan losses             425        100        275         50
 Noninterest income                  1,972      1,845        743        592
 Noninterest expense                10,667     10,465      3,277      3,435
 Net income                          4,467      3,958      1,675      1,450

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

As of and for the nine and three months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

                                  Nine Months Ended    Three Months Ended
                                     September 30,         September 30,
                                    1995       1994       1995       1994
PER SHARE DATA
 Net income                      $    1.88  $    1.67  $     .71  $     .61
 Cash dividends before pooling
  of interests                         .63        .63        .21        .21
 Book value at end of period         22.87      20.57
 Book value at end of period
  before FAS 115                     23.17      21.50
 Tangible book value at end
  of period                          22.07      20.49
 Tangible book value at end of
  period before FAS 115              22.37      21.42
 Stock price at end of period        32.00      32.81
 Weighted average
   shares outstanding            2,372,550  2,369,841

SELECTED RATIOS
 Return on average assets             1.13%      1.04%      1.22%      1.13%
 Return on average equity
  before FAS 115                     11.22      10.72      12.29      11.66
 Net interest margin(t.e.basis)       4.41       4.23       4.32       4.38
 Net charge-offs to average loans      .05       (.03)       .03       (.01)
 Allowance for loan losses
  to loans                            1.13       1.24
 Nonaccrual loans to loans             .24        .14
 Loans past due 90 days or
  more to loans                        .25        .22
 Performing restructured loans
  to loans                             .01        .16
 OREO to loans                         .13        .13
 Leverage capital(Tier 1
  equity/average assets)             10.00       9.94
 Tier 1 risk-based capital           12.89      13.75
 Total risk-based capital            13.89      14.84

The Corporation's lead bank, The American National Bank of Vincennes, completed the purchase of $25,462 of deposits from a federal savings bank, on March 17, 1995. With these purchased deposits and other growth in deposits, the Corporation's total assets have increased $37,937 or 7.35% to $554,033 at September 30, 1995, from $516,096 at December 31, 1994. Significant changes in the balance sheet from December 31, 1994, to September 30, 1995, included inceases in cash and cash equivalents, loans and loans held for sale and decreases in securities while total interest bearing deposits inceased and noninterest bearing deposits decreased for a net total deposit increase.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)


With the continuing loan demand, as demonstrated in loan growth, the Corporation has retained a portion of the increased deposits purchased in readily available funds, and cash and cash equivalents have increased $1,972 or 7.41% at September 30, 1995, from year end 1994. Total securities and interest bearing deposits in other banks decreased $13,533 or 8.84% to $139,569 at September 30, 1995, from $153,102 at December 31, 1994. The effect of FAS 115 and the mark-to-market of securities available for sale added $3,583 to securities available for sale during the first nine months of 1995. The FAS 115 negative mark-to-market adjustment at December 31, 1994, was $4,746 as compared to only $1,163 at September 30, 1995, and was due to the normal market adjustment when interest rates are stabilizing. Without the FAS 115 adjustment, available for sale securities decreased $16,818 or 14.38% from a combination of maturities and calls and $1,500 of sales during the first nine months of 1995. There were no sales or transfers of securities classified as held to maturity during the period ended September 30, 1995. Securities held to maturity increased $102 or .26% due to purchases exceeding maturities or calls during the nine months ended September 30, 1995.

The Corporation experienced increased loan demand and total loans increased $47,250 or 14.72% to $368,346 at September 30, 1995,
from $321,096 at December 31, 1994. Commercial loans increased $33,037 or 20.66% to $192,951 at September 30, 1995, from
$159,914 at December 31, 1994. Commercial loan demand showed steady increases all during the nine months ended September 30, 1995. Real estate loans increased $7,742 or 9.74% to $87,206 at September 30, 1995, from $79,464 at December 31, 1994. As noted previously, the renewed interest in variable rate mortgage loans caused this increase. Installment loans increased $6,471 or 7.92% to $88,189 at September 30, 1995, from $81,718 at December 31, 1994. Installment loan demand and volume of new loans has exceeded maturities during 1995. Loans held for sale also increased $2,675 or 100.41% at September 30, 1995, to $5,339 from $2,664 at December 31, 1994.

Total deposits increased $33,047 or 7.26% during the first nine months of 1995. Noninterest bearing deposits decreased $7,299 or 14.08% to $44,539 at September 30, 1995, from $51,838 at year end
1994, due to normal reductions of institutional public funds that were on deposit at December 31, 1994, and not on deposit at September 30, 1995. Interest bearing deposits increased $40,346 or 10.00% to $443,742 during the nine months ended September 30, 1995, from $403,396 at December 31, 1994, and was due in part to PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)

the purchased deposits. Long-term debt, which is mainly borrowings from the Federal Home Loan Bank that were matched off against specific fixed rate lending programs, decreased $526 or 16.49% at September 30, 1995, from December 31, 1994, due to normal repayments.

Total shareholders' equity, including the unrealized loss on securities available for sale, increased $5,229 or 10.66% to $54,266 at September 30, 1995, from $49,037 at December 31, 1994.
The FAS 115 after tax mark-to-market adjustment on the available for sale securities accounted for $2,245 or 4.58% of this increase in total shareholders' equity at September 30, 1995, from December 31, 1994. The Corporation's regulators have issued guidelines stating that the unrealized loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $51,952 at December 31, 1994, and increased $3,000 or 5.77% to $54,952 at September 30, 1995. This increase was net income of $4,467 less dividends paid of $1,495 plus $16 related to increased mark-to-market on mutual funds and $12 related to sales of the Corporation's common stock for the dividend reinvestment and stock purchase plan. The dividend reinvestment and stock purchase plan was changed to a market only plan, during the second quarter of 1995, and no more shares of common stock will be issued by the Corporation through this plan.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; leverage capital, Tier 1 risk-based capital and total risk-based capital. The leverage capital ratio is defined as total ending Tier 1 capital divided by total average assets less intangible assets and FAS 115 adjustments. Tier 1 risk-based capital is defined as Tier 1 capital divided by risk-weighted assets. Total risk-based capital is defined as Tier 1 capital plus Tier 2 capital divided by risk-weighted assets. Tier 1 capital is the sum of the core capital elements (common shareholders' equity, qualifying perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries) less intangible assets and the FAS 115

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)


adjustments. Tier 2 capital consists of the allowance for loan losses (limited to an maximum of 1.25% of risk-weighted assets), perpetual preferred stock and other hybrid capital instruments. Risk-weighted assets are defined to include the assets on the balance sheet and off-balance sheet financial instruments in broad categories that are weighted at 20% to 100% depending on the asset totals within these broad categories. The Corporation's capital ratios at September 30, 1995, and December 31, 1994, were:
                         September 30, 1995  December 31, 1994

Leverage capital ratio          10.00%             10.14%
Tier 1 risk-based capital       12.89%             14.32%
Total risk-based capital        13.89%             15.41%


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


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1995
    (Dollar amounts in thousands, except share data)


PENDING ACQUISITION

On October 12, 1994, the Corporation executed an Agreement of Merger and Plan of Reorganization that provides for the Corporation to acquire First Robinson Bancorp, the holding company for The First National Bank in Robinson, Robinson, Illinois. On June 19, 1995, the original Agreement of Merger and Plan of Reorganization was amended to include the merger of The First National Bank in Robinson and Farmers' State Bank of Palestine, a wholly-owned subsidiary of the Corporation. As a result of the amendment, the combined entity resulting from the merger of First National Bank and Farmers' State Bank will be a wholly-owned subsidiary of the Corporation. The proposed acquisition will be accounted for as a pooling of interests and the Corporation will issue 636,504 shares of its common stock in exchange for the 119,200 currently issued and outstanding shares of First Robinson Bancorp. This merger has been approved by the shareholders of First Robinson Bancorp and the appropriate regulatory authorities and became effective November 1, 1995.



PAGE

                      AMBANC CORP.

 As of and for the nine months ended September 30, 1995


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1994, is incorporated herein by reference.

          27  Financial Data Schedule for September 30, 1995.


     (b) No Form 8-K was filed with the SEC during the quarter ended September 30, 1995.






PAGE

                      AMBANC CORP.

 As of and for the nine months ended September 30, 1995


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: November 13, 1995  BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: November 13, 1995  BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

 As of and for the nine months ended September 30, 1995


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1994,
             is incorporated herein by reference.

   27        Financial Data Schedule for September
             30, 1995.







* Incorporated by reference from previously filed documents.