Form 10-K405
period 1995-12-31
AMBANC CORP
filed 1996-03-29
CIK 702904

FORM 10-K

          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to
______________

Commission File No. 0-10710

                     AMBANC CORP.
(Exact name of Registrant as specified in its charter)

        INDIANA                         35-1525227
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)  Identification No.)

302 Main Street, Vincennes, Indiana           47591
(Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number,
including area code:  (812) 885-6418

           Securities registered pursuant to
               Section 12(b) of the Act:

     Title of each class      Name of each exchange on
                                  which registered
          None                        None

           Securities registered pursuant to
               Section 12(g) of the Act:

            Common Shares, $10.00 par value
                   (Title of Class)

Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the Registrant is $86,060,599.
Solely for purposes of this computation, it has been assumed that officers and directors are "affiliates" and the price of $30.50 as reported on NASDAQ as the last trade on March 22, 1996, was the fair market value of the shares.

Number of Common Shares outstanding at March 22, 1996:
3,158,961

          DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PARTS II AND IV ARE INCORPORATED BY
REFERENCE FROM THE REGISTRANT'S 1995 ANNUAL REPORT TO
SHAREHOLDERS; AND A PORTION OF PART III IS INCORPORATED
BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT
PURSUANT TO REGULATION 14A DATED MARCH 25, 1996, FOR
THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 19,
1996.  EXCEPT FOR THOSE PORTIONS OF THE 1995 ANNUAL
REPORT INCORPORATED BY REFERENCE, THE ANNUAL REPORT IS
NOT DEEMED FILED AS PART OF THIS REPORT.

                     AMBANC CORP.
                  VINCENNES, INDIANA

              ANNUAL REPORT TO SECURITIES
                AND EXCHANGE COMMISSION
                   DECEMBER 31, 1995

                        PART I

ITEM 1.  BUSINESS

     GENERAL

     AMBANC Corp. (the "Corporation") is a registered bank holding company whose principal subsidiaries are The American National Bank of Vincennes, Indiana
("ANB"), Citizens' National Bank of Linton, Indiana
("CNB"), Bank of Casey, Illinois ("BOC"), and The First
National Bank in Robinson, Illinois ("FNB")
(collectively ANB, CNB, BOC and FNB are referred to herein as the "Banks"). The Corporation was organized as an Indiana corporation on January 7, 1982. Since
October 1, 1982, the Corporation's principal business has been the ownership of the stock of its banking subsidiaries, ANB (since October 1, 1982), CNB (since
August 1, 1990), BOC (since June 1, 1994), and FNB
(since November 1, 1995).  The Corporation's Common
Stock is listed on the NASDAQ Small Cap Market and is traded under the symbol "AMBK."

     Effective November 1, 1995, the Corporation acquired First Robinson Bancorp ("Robinson"), the holding company for FNB, by merging a wholly owned subsidiary of the Corporation (which had been formed solely for the purposes of facilitating the acquisition) into Robinson, with the subsidiary surviving the merger. Immediately subsequent to the first merger, the subsidiary was merged into the Corporation, with the Corporation surviving the second merger. Also, as part of the acquisition, Farmers'
State Bank of Palestine, Illinois ("FSB"), a wholly owned subsidiary of the Corporation, was merged into FNB with FNB surviving the merger. As a consequence of the mergers, FNB became a direct subsidiary of the Corporation and the former main office of FSB became a branch office of FNB. The Corporation issued 636,504 shares of its Common Stock in exchange for all of the issued and outstanding shares of Robinson (this number has not been adjusted to reflect the November 30, 1995, five percent stock dividend because the shares were issued before the declaration and payment of the dividend).

     As a bank holding company, the Corporation engages in commercial banking through its banking subsidiaries and can engage in certain non-banking businesses closely related to banking and own certain other business corporations that are not banks, subject to applicable laws and regulations. In addition to the Banks, the Corporation has as a subsidiary American
National Realty Corp., which owns various real estate, which is leased to ANB for normal banking activities, and Lincolnland Insurance Agency & Investments, Inc., which is a non-operating shell corporation that was acquired in connection with the BOC acquisition.

     ANB was chartered as a national bank under the name "German-National Bank" in 1888. CNB was chartered as a national bank in 1934. BOC was chartered as an Illinois banking association in 1963. FNB was chartered as a national bank in 1932.

     The Corporation, ANB and CNB have entered into an agreement, dated February 27, 1996, which provides for the merger of CNB into ANB, with ANB surviving the merger. Currently it is anticipated that the merger will become effective on or about July 1, 1996.

     The Corporation's principal executive offices are located at 302 Main Street, Vincennes, Indiana 47591, and its telephone number is (812) 885-6418.

     OPERATIONS

     The Banks engage in a wide range of commercial and personal banking activities, including accepting demand deposits; accepting savings and time deposits and money market accounts; making secured and unsecured loans to corporations, individuals and others; issuing letters of credit; offering safekeeping services; and providing financial counseling for institutions and individuals.
The Banks' lending services include commercial, real estate, installment loans and credit cards. Revenues from the Banks' lending activities comprise the largest component of the Banks' operating revenues.

     ANB provides a wide range of personal and corporate trust and trust-related services, including serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, as escrow agent under various agreements, and as financial advisor to and custodian for individuals, corporations and others.
BOC and FNB also provide certain trust and trust-related services.

     EMPLOYEES

     At December 31, 1995, the Corporation and the
Banks had 309 full-time equivalent employees. Neither the Corporation nor the Banks are a party to any collective bargaining agreement, and employee relations are considered to be good.

     REGULATION AND SUPERVISION

     The Corporation is subject to the Bank Holding
Company Act of 1956, as amended (the "BHC Act"), and is required to file with the Board of Governors of the Federal Reserve System ("FRB") annual reports and such additional information as the FRB may require. The FRB also may make examinations or inspections of the Corporation.

     The BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be "closely related to banking." Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, and mortgage banking.

     The BHC Act and Indiana law govern banking expansion by banks and bank holding companies. Under current Indiana law, banks may establish an unlimited number of branches anywhere within the State of Indiana. A holding company may establish non-banking offices without geographical limitation.

     Under the BHC Act, the Corporation must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than five percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the Indiana Department of Financial
Institutions. Furthermore, the Corporation's acquisition of a bank located outside the State of Indiana is not permitted unless the acquisition is specifically authorized by the laws of the state in which such bank is located. Illinois law expressly authorizes the acquisition of an Illinois bank by bank holding companies in other states, such as Indiana, the laws of which expressly authorize Illinois bank holding companies to acquire banks in such other states. Since
July 1, 1992, bank holding companies outside of Indiana have been permitted under Indiana law to acquire
Indiana banks and bank holding companies, subject to certain restrictions such as the existence of reciprocal legislation in the state of the acquiring bank holding company.

     The Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 provides for nationwide interstate banking and branching. Since September 30, 1995, well-capitalized bank holding companies have been authorized, pursuant to the legislation, to acquire banks and bank holding companies in any state. The legislation also permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Interstate branching by merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt in" before June 1, 1997 or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, providing the legislative action is taken before June 1, 1997. Indiana has not yet taken any legislative action with respect to such interstate mergers. Illinois has adopted legislation that will permit interstate branching by acquisition effective
June 1, 1997.

     As national banks, ANB, CNB and FNB are under the supervision of and subject to examination by the Comptroller of the Currency. BOC is an Illinois state-chartered bank subject to regulation by the Illinois
Commissioner of Banks and Trust Companies. Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

     The Corporation is a legal entity separate and distinct from the Banks. Substantially all of the Corporation's cash income, including funds for the satisfaction of the Corporation's debt service requirements, for the payment of its operating expenses, and for the payment of Corporation dividends, is derived from dividends paid by the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Corporation by the Banks. The prior approval of appropriate regulatory authorities is required if the total of all dividends declared by ANB, CNB or FNB in any calendar year would exceed net income for the preceding two calendar years.
The payment of dividends and other distribution by BOC is subject to restrictions imposed by Illinois state banking laws which prohibit the payment of dividends in an amount greater than BOC's net profits less losses and bad debts. At December 31, 1995, approximately
$8,814,000 was available for distribution from the Banks to the Corporation. For discussion of the Banks' ability to pay dividends to the Corporation, see Note
16 of the Notes to the Consolidated Financial
Statements.

     The Banks also are subject to certain restrictions imposed by federal law on extensions of credit to the Corporation and other "affiliates" (as the term is defined by such laws) and on investments in or purchases of the securities of the Corporation and other affiliates. Such restrictions prevent the Corporation and other affiliates from borrowing from the Banks unless the loans are secured by certain types and amounts of collateral. Further, all secured loans to, or investments by any of the Banks in, the Corporation or any affiliate are limited in amount to 10 percent of such Bank's capital and surplus, and all secured loans and investments with respect to all affiliates as a group are limited, in the aggregate, to 20 percent of such Bank's capital and surplus. These laws also limit the Banks with respect to taking securities of the Corporation as collateral for loans.

     EFFECTS OF GOVERNMENT MONETARY POLICIES

     The earnings of commercial banks are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and such policies are expected to continue to have a significant effect in the future. The general effect, if any, of such policies upon the future business and earnings of the Corporation and the Banks cannot accurately be predicted.

     COMPETITION

     The banking business is highly competitive.  The
Banks' market area consists principally of Knox, Greene, Gibson and Eastern Sullivan Counties in
Indiana, and Crawford, Clark, Lawrence and Wabash
Counties in Illinois, although the Banks also compete with other financial institutions in those counties and in surrounding counties in Indiana and Illinois in obtaining deposits and providing many types of financial services. The Banks compete with larger banks in other areas for the business of local and regional offices of companies located in the Banks' market area and are aggressively seeking and have acquired commercial loan customers from the Indianapolis, Indiana and Evansville, Indiana areas.

     Recent changes in federal and state law have resulted in and are expected to continue to result in increased competition. Banks other than ANB, CNB, BOC and FNB located in the Banks' market area have been acquired by larger bank holding companies from other parts of Indiana and Illinois. As a consequence of the Riegle-Neal legislation, substantially all state legal barriers to the acquisition of banks by out-of-state bank holding companies were eliminated beginning
September 30, 1995. The Corporation anticipates that the Riegle-Neal legislation will have the effect of further increasing the competition in the markets in which the Banks operate, although it is not possible to predict the extent or timing of such increased competition.

     The Banks also compete with savings and loan associations, credit unions, production credit associations and federal land banks and with finance companies, personal loan companies, money market funds and other non-depository financial intermediaries.
Many of these financial institutions have resources many times greater than those of the Banks. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

     RECENT AND PROPOSED LEGISLATION

     The Federal Reserve Board, the Office of the
Comptroller of the Currency and the Federal Deposit
Insurance Corporation, each has issued similar risk-based capital guidelines for all U.S. banks and bank holding companies. The guidelines include a definition of capital and provide a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories.
The guidelines also provide a schedule for achieving a minimum supervisory standard for the ratio of qualifying capital to weighted risk assets. All banks must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. As of December 31, 1995, the Corporation was in compliance with the risk-based capital guidelines. The Federal Deposit
Insurance Corporation Improvement Act of 1991
("FDICIA"), which was enacted into law on December 19, 1991, among other changes, requires the federal banking agencies periodically to review and revise capital standards.

     Pursuant to FDICIA, the Federal Reserve Board issued new regulations in 1992 that define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements. The category to which the most highly capitalized institutions are assigned is termed "Well Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10 percent, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core," capital to risk-weighted assets) of at least 6 percent, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5 percent, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. As of December 31, 1995, each of the Banks was considered by federal regulatory authorities to be "well capitalized."

     On August 8, 1995, the Board of Directors of the
FDIC approved a reduction in the deposit insurance premiums paid by banks. Under the new premium schedule, institutions insured through the Bank
Insurance Fund ("BIF") pay insurance premiums ranging from 4 to 31 cents per $100 of domestic deposits.
Before the change, the lowest premium rate was 23 cents per $100 of domestic deposits. Institutions that are insured through the Savings Association Insurance Fund
("SAIF") would continue to pay premiums ranging from 23 to 31 cents per $100 of deposits. All of the Corporation's banking subsidiaries are BIF-insured institutions (the deposits ANB acquired from the Princeton branch of First Indiana Bank on March 17,
1995, however, remain insured through SAIF).

     Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each bank into one of nine risk categories based on the bank's capital ratios and other risk measures. The insurance premium paid by a bank depends upon the category in which the bank is placed, with the healthiest banks paying a deposit insurance premium of 4 cents per $100 of insured deposits and the most troubled banks paying 31 cents per $100 of insured deposits. Under this system, all the Banks fall into the lowest risk category and, therefore, are required to pay a premium of 4 cents on all deposits (except for the SAIF-insured deposits held by ANB).

ITEM 2.  PROPERTIES

     The Banks conduct their operations from 24 banking offices located in Vincennes, Bicknell, Sandborn, Monroe City, Linton, Patoka and Princeton in Indiana, and Robinson, Palestine, Casey, Mt. Carmel, Flat Rock,
Martinsville, Westfield and West Union in Illinois. In addition, the Banks have a total of 23 automated teller machines.

     ANB's main banking office is located at 302 Main
Street, Vincennes. The main office building contains approximately 80,000 square feet and the Corporation occupies approximately 80 percent of the space. The remaining space is leased to third parties. All of the parcels of real estate and buildings utilized as banking offices of ANB are owned by either ANB or American National Realty Corp. The ANB branches in
Patoka and Princeton were acquired on January 1, 1992, when PNB was merged into ANB.

     The Corporation also owns the main offices and branch locations of CNB, BOC and FNB, except that the CNB branch office is leased from a Director of CNB and the FNB Westgate Branch facility is leased from the grocery store in which it is located.

ITEM 3.  LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     Not Applicable.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information relating to the executive officers of the Corporation as of March 1, 1996.


    NAME            AGE          OFFICES HELD
Robert G. Watson     60      Chairman of the Board,
                             President and Chief
                             Executive Officer of the
                             Corporation and ANB

Richard E. Welling   50      Secretary, Treasurer, and
                             Chief Financial Officer
                             of the Corporation

Judith K. Adams      53      Senior Vice President,
                             Trust Officer and
                             Director of FNB

Richard A. Fox       53      Director of Human
                             Resources of the
                             Corporation

Chris D. Melton      46      Senior Vice President of
                             ANB

David K. Milligan    40      Senior Vice President and
                             Cashier of ANB

Raymond E. Mott      56      Senior Vice President of
                             ANB

William F. Perry     47      Senior Vice President of
                             ANB and a Director of BOC



Dan J. Robinson      48      Executive Vice President
                             of ANB and a Director of
                             CNB

Mark J. Robinson     39      Chairman, President and
                             C.E.O. of CNB

Troy D. Stoll        30      Senior Auditor of the
                             Corporation


     Officers are elected annually by the Board of Directors and serve for a one-year period and until their successors are elected. No officers have employment contracts except Robert G. Watson, whose employment contract is incorporated by reference as
Exhibit 10-A to this Report. There are no family relationships between or among the persons named.
Except as indicated below, each of the officers has held the same or similar position with the Corporation or the Banks for the past five years.

     Mr. Welling was appointed Secretary and Chief
Financial Officer of the Corporation in 1991.

     Ms. Adams served as President of Farmers' State
Bank of Palestine ("Farmers'") from January 1, 1995, until Farmers' merger into FNB effective November 1, 1995. Prior to 1995, she had served as Executive Vice
President of Farmers'.

     Mr. Milligan, who had been employed by ANB since
1986, was named a Senior Vice President and Cashier of ANB in April 1991.

     Mr. Fox has been employed as the Corporation's
Director of Human Resources since 1993. Prior to that date he had served as General Manager and Corporate
Secretary of Green Construction of Indiana, Inc.

     Mr. Melton has been employed by ANB since October
1994. From September 1978 to August 1994, he was employed by The National City Bank of Evansville,
Evansville, Indiana.

     Mr. Mott has been employed by ANB since 1987 and has served as Senior Vice President since 1993. He served as a Director of the Corporation from 1989 through 1990 and as a Director of ANB from 1989 through 1993.

     Mr. Perry has been employed by ANB since September
1986, serving as Senior Loan Officer.  He was elected
Senior Vice President of ANB in April 1987. He was elected a Director of BOC in 1994.

     Mr. Dan Robinson was in charge of the
Administrative Division of ANB until 1993 when he was elected Executive Vice President. He was elected a Director of CNB in 1991.

     Mr. Mark Robinson had served as Vice President of
CNB prior to being named President in April 1995.

     Mr. Stoll has been employed as Senior Auditor of the Corporation since December 1993. He served as Senior Auditor of ANB from October 1991 until December
1993, Staff Accountant in the ANB Accounting Department from May 1990 until August 1991.

     For information concerning the Directors of the Corporation, see the Corporation's Proxy Statement.



                        PART II

     Information for Items 5 through 8 of this Report appears in the 1995 Annual Report to Shareholders as indicated in the following tables and is incorporated herein by reference from the Annual Report to
Shareholders:

ITEM 5.   MARKET FOR THE CORPORATION'S COMMON SHARES
          AND RELATED SECURITY HOLDER MATTERS

                               Annual Report to
                                 Shareholders
                                     Page

         (a)  Market                  46

         (b)  Holders                 46

         (c)  Dividends               46

ITEM 6.  SELECTED FINANCIAL DATA

                               Annual Report to
                                 Shareholders
                                     Page

         Selected Financial Data       48

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Annual Report to
                                 Shareholders
                                     Page

         Management's Discussion and
         Analysis                29-46 and 48

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Annual Report to
                                 Shareholders
                                     Page

         Financial Statements and
         Supplementary Data          8-27

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required in response to this item has been previously reported on a Current Report on Form 8-K.


                       PART III

     Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive
Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1996, which was filed with the Commission pursuant to Regulation 14A on March 25,
1996.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          CORPORATION

     The information required by this item relating to Executive Officers is found under the heading "Special
Item. Executive Officers of the Registrant" in Part I of this Report and the information required by this item relating to Directors is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1996, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held April 19, 1996, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held April 19, 1996, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Corporation's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held April 19, 1996, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's
Registration Statement as indicated.

     (a)1.  Financial Statements
                                      Annual Report to
                                        Shareholders
                                           Page

     Independent Auditors' Report            6

     Consolidated Balance Sheets as of
       December 31, 1995 and 1994            8

     Consolidated Statements of Income for
       the years ended December 31, 1995,
       1994 and 1993                         9

     Consolidated Statements of Changes
       in Shareholders' Equity for the
       years ended December 31, 1995,
       1994 and 1993                         10

     Consolidated Statements of Cash Flows
       for the years ended December 31,
       1995 and 1994 and 1993                11

     Notes to Consolidated Financial
       Statements                            12-27

     All other schedules have been omitted because the required information is either inapplicable or has been included in the Corporation's consolidated financial statement or notes thereto.

     (a)2. Exhibits. The following exhibits are filed as part of this Report:

     3-A  Restated Articles of Incorporation of the
          Corporation. The copy of this Exhibit filed as Exhibit 3.1 to the Registration Statement
          Under the Securities Act of 1933 on Form S-4
          filed by the Corporation on January 22, 1993
          (File No. 33-57296), is incorporated herein by reference.

     3-B Bylaws of the Corporation, as amended to date. The copy of this Exhibit filed as
          Exhibit 3-B to the Corporation's Annual
          Report on Form 10-K for the year ended
          December 31, 1993, is incorporated herein by reference.

     10-A Employment Agreement executed January 15,
          1985, and re-executed December 21, 1988, between the Corporation and Robert G. Watson.
          The copy of this Exhibit filed as Exhibit
          10.1 to the Corporation's Registration
          Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-B 1988 AMBANC Corp. Nonqualified Stock Option
          Plan, as amended. The copy of this Exhibit filed as Exhibit 10.2 to the Corporation's
          Registration Statement on Form S-4 (File No.
          33-61065) filed July 17, 1995, is
          incorporated herein by reference.

     10-C Letter from AMBANC to Robert G. Watson, dated
          November 8, 1988, granting a stock option.
          The copy of this Exhibit filed as Exhibit
          10.3 to the Corporation's Registration
          Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-D Letter from AMBANC to Robert G. Watson, dated
          May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as
          Exhibit 10.4 to the Corporation's
          Registration Statement on Form S-4 (File No.
          33-61065) filed July 17, 1995, is
          incorporated herein by reference.

     10-E Letter from AMBANC to Raymond E. Mott, dated
          November 8, 1988, granting a stock option.
          The copy of this Exhibit filed as Exhibit
          10.5 to the Corporation's Registration
          Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-F Letter from AMBANC to Raymond E. Mott, dated
          May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as
          Exhibit 10.6 to the Corporation's
          Registration Statement on Form S-4 (File No.
          33-61065) filed July 17, 1995, is
          incorporated herein by reference.

     10-G Amended and Restated Supplemental Retirement
          Benefits Agreement between the Corporation and Robert G. Watson dated March 16, 1995.

     10-H List of Executive Compensation Plans and
          Arrangements.

     11   Statement of Computation of per share
          earnings.

     13   Copy of the portions of the Corporation's
          Annual Report to Shareholders for the year ended December 31, 1995 that are incorporated by reference herein. This exhibit, except for portions thereof that have expressly been incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

     22   List of Subsidiaries.

     23.1 Consent of Deloitte & Touche LLP.

     23.2  Consent of Kemper CPA Group L.L.C.

     23.3  Consent of McGladrey & Pullen, LLP.

     27   Financial Data Schedule.

     99.1 Report of Crowe, Chizek & Company.

     99.2   Reports of Kemper CPA Group L.L.C.

     99.3  Report of McGladrey & Pullen, LLP



     (b)  Reports on Form 8-K.

          A Current Report on Form 8-K was filed on
          November 13, 1995, to report the
          effectiveness as of November 1, 1995 of the Corporation's acquisition of First Robinson
          Bancorp, and the merger of Farmers' State
          Bank of Palestine into The First National
          Bank in Robinson.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMBANC CORP.


Date:  March 28, 1996             By /s/ Robert G. Watson
                                      Robert G. Watson, Chairman
                                      of the Board, President &
                                      Chief Executive Officer,
                                      and Director


Date:  March 28, 1996                 /s/ Richard E. Welling
                                      Richard E. Welling,
                                      Secretary, Treasurer and
                                      Chief Financial Officer


Date:  March __, 1996
                                      Glen G. Apple, Director


Date:  March 28, 1996                 /s/ Paul E. Brocksmith
                                      Paul E. Brocksmith,
                                      Director


Date:  March 28, 1996                 /s/ Christina M. Ernst
                                      Christina M. Ernst,
                                      Director


Date:  March __, 1996
                                      Robert D. Green, Director


Date:  March 28, 1996                 /s/ Rolland L. Helmling
                                      Rolland L. Helmling,
                                      Director


Date:  March 28, 1996                 /s/ Gerry M. Hippensteel
                                      Gerry M. Hippensteel,
                                      Director


Date:  March __, 1996
                                      Rebecca A. Kaley, Director

Date:  March __, 1996
                                      Owen M. Landrith, Director


Date:  March 28, 1996                 /s/ Bernard G. Niehaus
                                      Bernard G. Niehaus,
                                      Director


Date:  March 28, 1996                 /s/ Richard H. Schaffer
                                      Richard H. Schaffer,
                                      Director


Date:  March 28, 1996                 /s/ Robert E. Seed
                                      Robert E. Seed, Director


Date:  March __, 1996
                                      John A. Stachura, Jr.
                                      Director


Date:  March 28, 1996                 /s/ Phillip M. Summers
                                      Phillip M. Summers,
                                      Director


Date:  March __, 1996
                                      Frank J. Weber, Director


Date:  March 28, 1996                 /s/ Howard R. Wright
                                      Howard R. Wright, Director



                               EXHIBIT INDEX

EXHIBITS

     3-A Restated Articles of Incorporation of the Corporation. The copy of this Exhibit filed as Exhibit 3.1 to the Registration
          Statement Under the Securities Act of 1933 on Form S-4 filed by the Corporation on January 22, 1993 (File No. 33-57296), is incorporated herein by reference.

     3-B Bylaws of the Corporation, as amended to date. The copy of this Exhibit filed as Exhibit 3-B to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10-A Employment Agreement executed January 15, 1985, and re-executed
          December 21, 1988, between the Corporation and Robert G. Watson.
          The copy of this Exhibit filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-4 (File No.
          33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-B 1988 AMBANC Corp. Nonqualified Stock Option Plan, as amended.
          The copy of this Exhibit filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-4 (File No.
          33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-C Letter from AMBANC to Robert G. Watson, dated November 8, 1988, granting a stock option. The copy of this Exhibit filed as
          Exhibit 10.3 to the Corporation's Registration Statement on Form
          S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-D Letter from AMBANC to Robert G. Watson, dated May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as Exhibit 10.4 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-E Letter from AMBANC to Raymond E. Mott, dated November 8, 1988, granting a stock option. The copy of this Exhibit filed as
          Exhibit 10.5 to the Corporation's Registration Statement on Form
          S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-F Letter from AMBANC to Raymond E. Mott, dated May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as Exhibit 10.6 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.

     10-G Amended and Restated Supplemental Retirement Benefits Agreement between the Corporation and Robert G. Watson dated March 16,
          1995.

     10-H List of Executive Compensation Plans and Arrangements.

     11   Statement of Computation of per share earnings.

     13 Copy of the portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995 that are incorporated by reference herein. This exhibit, except for portions thereof that have expressly been incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

     22   List of Subsidiaries.

     23.1 Consent of Deloitte & Touche LLP.

     23.2  Consent of Kemper CPA Group L.L.C.

     23.3  Consent of McGladrey & Pullen, LLP.

     27   Financial Data Schedule.

     99.1 Report of Crowe, Chizek & Company.

     99.2   Reports of Kemper CPA Group L.L.C.

     99.3  Report of McGladrey & Pullen, LLP


