Form 10-Q
period 1996-03-31
AMBANC CORP
filed 1996-05-13
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

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

               Yes:  X       No:

3,158,961 common shares of stock were outstanding as of May 10, 1996.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    March 31, 1996 (unaudited) and
    December 31, 1995

    Consolidated Statements of Income for
    three months ended
    March 31, 1996 and 1995(unaudited)

    Consolidated Statements of Cash
    Flows for three months ended
    March 31, 1996 and 1995 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index
PAGE

                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   March 31,    December 31,
                                                     1996           1995
ASSETS
Cash and due from banks                          $      19,455  $     20,520
Federal funds sold                                      19,737        22,653
  Total cash and cash equivalents                       39,192        43,173

Interest bearing deposits in other banks                   691           692
Securities available for sale at market                186,186       173,469

Loans held for sale                                      7,702         6,727

Loans, net of unearned income                          451,023       442,657
Allowance for loan losses                               (5,139)       (5,022)
  Loans, net                                           445,884       437,635
Premises, furniture and equipment, net                   9,928         9,398
Accrued interest receivable and other assets            11,686        11,253
    TOTAL ASSETS                                 $     701,269  $    682,347

LIABILITIES
Noninterest bearing deposits                     $      53,663  $     63,116
Interest bearing deposits                              564,748       536,953
  Total deposits                                       618,411       600,069
Short-term borrowings                                    7,873         6,788
Long-term debt                                           2,402         2,677
Accrued interest payable and other liabilities           4,965         5,101
    TOTAL LIABILITIES                                  633,651       614,635

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 5,000,000 shares
  authorized, 3,158,961 and 3,158,961 shares
  issued and outstanding at March 31, 1996,
  and December 31, 1995                                 31,590        31,590
Retained earnings                                       36,327        35,009
Unrealized gain/(loss) on securities
  available for sale                                      (299)        1,113
    TOTAL SHAREHOLDERS' EQUITY                          67,618        67,712
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     701,269  $    682,347

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                     Three Months Ended
                                         March 31,
                                       1996       1995
INTEREST INCOME
  Interest and fees on loans        $  10,313  $   8,703
  Interest and fees on loans
    held for sale                         124         45
  Interest on securities
    Taxable                             1,889      2,031
    Tax exempt                            693        698
  Other interest                          337         70
    TOTAL INTEREST INCOME              13,356     11,547
INTEREST EXPENSE
  Interest on deposits                  6,591      5,104
  Interest on short-term borrowings        91        147
  Interest on long-term debt               39         44
    TOTAL INTEREST EXPENSE              6,721      5,295
      NET INTEREST INCOME               6,635      6,252
Provision for loan losses                 267        146
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,368      6,106
NONINTEREST INCOME
  Income from fiduciary activities        130        213
  Service charges on
    deposit accounts                      346        343
  Gain/(loss) on securities                 1          5
  Other operating income                  242        211
    TOTAL NONINTEREST INCOME              719        772
NONINTEREST EXPENSE
  Salaries and employees benefits       2,461      2,418
  Occupancy expenses, net                 285        264
  Equipment expenses                      297        260
  Data processing expenses                147         91
  FDIC insurance                           21        310
  Other operating expenses              1,095      1,190
    TOTAL NONINTEREST EXPENSE           4,306      4,533
      INCOME BEFORE INCOME TAXES        2,781      2,345
Taxes                                     800        635
      NET INCOME                    $   1,981  $   1,710

EARNINGS PER COMMON SHARE(based on 3,158,610 and 3,158,948
  average outstanding shares in 1996 and 1995)
    Net income per share            $     .63  $     .54

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                   Three Months Ended
                                                         March 31,
                                                      1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   1,981  $   1,710
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                           75         95
      Depreciation                                       258        241
      Provision for loan losses                          267        146
      (Gain)/loss on securities                           (1)        (5)
      Proceeds from sales of loans held for sale       6,967      2,739
      Loans held for sale made to customers,
        net of payments collected                     (7,942)    (2,915)
      Accrued interest receivable
        and other assets                                (433)       330
      Accrued interest payable
        and other liabilities                            687     (1,109)
      Deferred loan fees net of costs                     13         29
        NET CASH FROM OPERATING ACTIVITIES             1,872      1,261

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                              --        995
  Proceeds from maturities and calls of securities
    available for sale                                15,125     10,032
  Proceeds from maturities and calls of securities
    held to maturity                                      --      1,724
  Purchases of securities available for sale         (30,151)    (3,476)
  Purchases of securities held to maturity                --     (3,220)
  Net change in interest bearing deposits
    in other banks                                         1        199
  Loans made to customers, net of
    payments collected                                (9,933)   (22,249)
  Loans purchased                                     (1,000)        --
  Proceeds from sales of loans                         2,404      3,110
  Property and equipment expenditures                   (788)       (66)
        NET CASH FROM INVESTING ACTIVITIES           (24,342)   (12,951)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                   Three Months Ended
                                                         March 31,
                                                      1996       1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                              18,342     13,450
  Net change in short-term borrowings                  1,085     (3,246)
  Payments on long-term debt                            (300)      (339)
  Proceeds on long-term debt                              25         20
  Issuance of stock for dividend reinvestment             --         12
  Dividends paid                                        (663)      (550)
        NET CASH FROM FINANCING ACTIVITIES            18,489      9,347

NET CHANGE IN CASH AND CASH EQUIVALENTS               (3,981)    (2,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        43,173     29,531
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  39,192  $  27,188
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period ended March 31:
    Interest                                       $   6,237  $   5,095
    Income taxes                                         165        124

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

Effective November 1, 1995, AMBANC Corp. completed the acquisition of First Robinson Bancorp (FRB) of Robinson, Illinois in Crawford county. The acquisition, which has been accounted for as a pooling of interests, involved the issuance of 668,329 shares of AMBANC Corp. common stock in exchange for the 119,200 shares of outstanding common stock of FRB. No fractional shares were issued and AMBANC Corp. paid $3 for 94 equivalent fractional shares and issued 668,235 common shares in the FRB acquisition. At the conclusion of the acquisition, FRB was merged into AMBANC Corp. and its wholly owned subsidiary, First National Bank in Robinson, Robinson, Illinois in Crawford county became a direct, wholly owned subsidiary of AMBANC Corp.

The consolidated balance sheet at December 31, 1995, and the consolidated statement of income and consolidated statement of cash flows for three months ended March 31, 1995, represent the retroactive restatement, under the pooling of interests basis, of information for FRB and the previous AMBANC Corp. The following page presents the consolidated three month income statement for the previous AMBANC Corp. and FRB at March 31, 1995.
PAGE

                        AMBANC CORP.
             CONSOLIDATED STATEMENT OF INCOME
     (Dollar amounts in thousands, except share data)

                                       Three Months Ended
                                         March 31, 1995
                                   AMBANC    FRB    Consolidated
Total interest income             $ 9,515  $ 2,032  $     11,547

Total interest expense              4,363      932         5,295

  Net interest income before
    provision for loan losses       5,152    1,100         6,252

Provision for loan losses              75       71           146

  Net interest income after
    provision for loan losses       5,077    1,029         6,106

Total other income                    609      163           772

Total other expense                 3,719      814         4,533

Income taxes                          557       78           635

    Net income                    $ 1,410  $   300  $      1,710

Earnings per common share (based on
  3,158,948 average outstanding shares)             $        .54

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)


The Consolidated balance sheet as of March 31, 1996, consolidated statements of income for the three month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1995, annual report to shareholders. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.


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

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

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

                         Three Months Ended
                               March 31,        Increase
                            1996       1995    (Decrease)

  Interest income       $    13,356 $    11,547    15.67 %
  Adjusted for tax
    exempt income               400         403     (.74)

    Tax equivalent
      interest income        13,756      11,950    15.11
  Interest expense            6,721       5,295    26.93

    Net interest income $     7,035 $     6,655     5.71 %

Net interest income increased $380 or 5.71% for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. This $380 increase was a combination of a $1,806 increase in interest income and a $1,426 increase in interest expense. The $1,806 increase in interest income was composed of an increase of $1,367 due to increased volume of average interest earning assets and an increase of $439 due to increased rates received on these PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)


interest earning assets. The $1,426 increase in interest expense was a combination of an increase of $724 due to increased volume of average interest bearing liabilities and an increase of $702 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first three months of 1996 increased $71,982 or 11.63% to $691,117 from $619,135 for the first three months of 1995, but the percent of average earning assets to total average assets decreased to 94.88% for the first three months of 1996 from 95.39% for the first three months of 1995. This decrease is partially explained by the fact that 1996 average assets contained $1,914 average nonearning goodwill while 1995 only contained $566 average nonearning goodwill. This increase is due to the purchase of $25,462 of deposits on March 17, 1995, and the related goodwill associated with the purchased deposits. This goodwill, originally booked at $1,777, was only included in average assets for 15 days in 1995 but is included for the complete quarter in 1996. The nonearning assets of the Corporation are also lower due to average premises, furniture and equipment, net of depreciation, increasing $887 to $10,006 for the first quarter of 1996 compared to $9,119 for the first quarter of 1995. This average increase is due to the opening of four new branches since March 31, 1995.

Net interest margin decreased .25% to 4.32% for the first three months of 1996 from 4.57% for the first three months of 1995. This decrease is due to the fact that costs on average interest bearing liabilities are increasing faster than rates on average interest earning assets. The yield on average interest earning assets increased to 8.44% for the first three months of 1996 from 8.21% for the first three months of 1995 for an increase of .23%. The cost on average interest bearing liabilities increased at a faster rate and was 4.81% for the first three months of 1996 and 4.28% for the first three months of 1995 for an increase of .53%. The net interest margin started out the first quarter of 1995 at its best rate and decreased each subsequent quarter ending at 4.38% for all of 1995. The net interest margin for the fourth quarter of 1995 was 4.24% and thus actually increased .08% during the first quarter of 1996 compared to the last quarter of 1995. The commercial loan fees received during the first quarter of 1996 were higher than normal. Without these higher loan fees, the net interest margin for the first quarter of 1996 would have been only 4.21% or .11% lower than actual. The interest spread, which is the mathematical difference between yields on average interest earning assets and costs on average interest bearing liabilities was at 3.63% for the first three months of 1996 compared to 3.93% for the first three months of 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

The provision for loan losses was $267 during the first three months of 1996 compared to $146 during the first three months of 1995. The provision for loan losses was increased during 1996 because of increased loan volume and not due to loan credit problems. The allowance for loan losses at March 31, 1996, was $5,139 or 1.14% of total loans less unearned income as compared to $5,022 or 1.13% of total loans less unearned income at December 31, 1995. During the first three months of 1996, loans charged off were $277 and recoveries from previously written off loans were $127, thus net charge offs for the first three months of 1996 were $150. The adequacy of the allowance for loan losses is analyzed by management of each bank subsidiary based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at March 31, 1996, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are ratios of the different types of problem loans as a percent of total loans less unearned income at March 31, 1996, and December 31, 1995:

                                March 31,1996  December 31, 1995
Nonaccrual loans                    .22%             .22%
Loans past due 90 days              .38              .29
Performing restructured loans       .01              .01
OREO                                .06              .06

A summary of the activity in the allowance for loan losses account for the first three months ending March 31, 1996, and 1995 was:

                                   1996        1995
Balance, January 1                $5,022      $4,531
Provision for loan losses            267         146
Loans charged off                   (277)       (162)
Recoveries of loans previously
     charged off                     127          85
Balance, March 31                 $5,139      $4,600
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

Noninterest income for the three months ended March 31, 1996, was down $53 or 6.87% to $719 as compared to $772 for the three months ended March 31, 1995. Income from fiduciary services was down by $83 or 38.97% to $130 in 1996 from $213 in 1995. While trust fees were up at the lead bank, the newest subsidiary bank's fees were down drastically due to annual billings not being completed in the first quarter of 1996 as had been the case in 1995. Service charges on deposit accounts remained consistent and the Corporation had net gains of $1 on calls of securities. Other operating income increased $31 or 14.69% to $242 for the three months ended March 31, 1996, from $211 for the same three months in 1995. This $31 is due to several factors with customer service charges and insurance commissions decreasing but being offset by increased gains on the sale of loans held for sale.
The Corporation adopted Statement of Financial Accounting Standards (FAS) 122, "Accounting for Mortgage Servicing Rights", effective January 1, 1996, and with it the gains on sales of mortgages to the secondary mortgage market increased. The adoption of FAS 122 resulted in the Corporation booking servicing rights of $50 on $4,142 of qualifying fixed rate mortgages sold to the secondary mortgage market with the Corporation retaining servicing rights. The adoption of FAS 122 effected only those mortgage loans booked and sold during the first quarter of 1996. The gains on sales of loans were also $50 higher due to the effect of adopting and booking FAS 122. The book value of the sold real estate loans is reduced for the amount assigned to these servicing rights and the gain on the sale of these loans is increased accordingly. Booked servicing rights are being amortized against future service fee income based upon the anticipated life of each loan.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

Noninterest expense for the three months ended March 31, 1996, was $4,306 as compared to $4,533 for the three months ended March 31, 1995, for a decrease of $227 or 5.01%. Salaries and employee benefits are the largest portion of noninterest expense and increased $43 or 1.78% in the first three months of 1996 compared to the same period in 1995. Individual major components showed increases in salaries and related taxes and decreases in medical and pension expense. One of the affiliate banks was funding a defined benefit pension plan in 1995 and not in 1996. This pension plan was curtailed in 1994 and final funding was completed during 1995. Occupancy expenses were up $21 or 7.95% and equipment expenses were up $37 or 14.23% in the first three months of 1996 compared to 1995. As mentioned earlier, the Corporation has added four branches since March 31, 1995, and these expenses have increased accordingly. Data processing expenses have increased due to the upgrading of the computer system. The $56 or 38.10% increase in data processing expenses during the first quarter of 1996, are the result of a decision to add short term expenses that will benefit the Corporation with reduced data processing expenses in the future. The upgrading of the data processing system in late 1995 and the conversion of another subsidiary bank to this system during the first quarter of 1996 will provide for long term expense reduction. The conversion of the last bank subsidiary to the in-house data processing system is anticipated to be complete during the last quarter of 1996.

All of the Corporation's subsidiary banks have been assigned the classification of least risk by the FDIC and as such are subject to the lowest deposit insurance rates available from the Bank Insurance Fund (BIF). Because of excess funding, the FDIC set its BIF premium rate at 0% with a minimum of $2 per subsidiary
bank effective January 1, 1996.   This 0% rate for FDIC insurance
will exist as long as BIF remains at or above the 1.25% of total insured deposits set by law. Two of the subsidiary banks purchased deposits from savings and loans in the past and thus must continue to pay the Savings Association Insurance Fund
(SAIF) rather than the BIF rate on these deposits. The SAIF rate is .23% of insured deposits. With these changes, the Corporation has seen FDIC insurance expense reduce to only $21 in the first quarter of 1996 from $310 during the first quarter of 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

Other operating expenses decreased $95 or 7.98% to $1,095 for the first three months of 1996 from $1,190 for the same period in 1995. This decrease is due to many increases and decreases with major changes being increased amortization of goodwill in 1996 due to the purchased deposits being included in the whole quarter of 1996 and only during a fifteen day period of 1995 offset by a large decrease in professional fees because 1995 contained merger expenses and 1996 does not.

The Corporation adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed of", effective January 1, 1996. The adoption of FAS 121 had no effect on the Corporation because no assets, liabilities or intangibles of the Corporation were effected by this new FAS.

Income before income taxes was up $436 or 18.59% to $2,781 for the first three months of 1996 from $2,345 for the first three months of 1995. As noted on previous page, $289 is due to the reduction in FDIC expense. The net income for the first three months ended March 31, 1996, was up $271 or 15.85% to $1,981 as compared to $1,710 for the three months ended March 31, 1995. Earnings per share were $.63 in 1996 and were $.54 in 1995.
Based upon annualized net income the return on average assets was 1.15% for the first three months of 1996 compared to 1.12% for the same period in 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months ended March 31, 1996 and 1995. The Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.

                                  Three Months Ended
                                       March 31,
                                    1996       1995
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 691,117  $ 619,135
 Securities                        179,538    183,991
 Loans                             446,500    393,647
 Allowance for loan losses           5,020      4,527
 Deposits                          607,634    542,494
 Shareholders' equity               68,095     58,742

END OF PERIOD BALANCE SHEET DATA
 Total assets                    $ 701,269  $ 637,716
 Securities                        186,186    183,258
 Loans                             451,023    407,690
 Allowance for loan losses           5,139      4,600
 Deposits                          618,411    563,837
 Shareholders' equity               67,618     61,023

INCOME DATA
 Net interest income(t.e. basis) $   7,035  $   6,655
 Provision for loan losses             267        146
 Noninterest income                    719        772
 Noninterest expense                 4 306      4,533
 Net income                          1,981      1,710

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

                                 Three Months Ended
                                       March 31,
                                    1996       1995
PER SHARE DATA
 Net income                      $     .63  $     .54
 Cash dividends before pooling
  of interests                         .21        .20
 Book value at end of period         21.41      19.32
 Book value at end of period
  before FAS 115                     21.53      19.94
 Tangible book value at end
  of period                          20.80      18.67
 Tangible book value at end of
  period before FAS 115              20.93      19.30
 Stock price at end of period        30.50      29.52
 Weighted average
   shares outstanding            3,158,961  3,158,948

SELECTED RATIOS
 Return on average assets             1.15%      1.12%
 Return on average equity
  before FAS 115                     11.88      11.24
 Net interest margin(t.e.basis)       4.32       4.57
 Net charge-offs to average loans      .03        .02
 Allowance for loan losses
  to loans                            1.14       1.13
 Nonaccrual loans to loans             .22        .27
 Loans past due 90 days or
  more to loans                        .38        .18
 Performing restructured loans
  to loans                             .01        .12
 OREO to loans                         .06        .10
 Leverage capital(Tier 1
  equity/average assets)              9.59       9.73
 Tier 1 risk-based capital           13.39      13.45
 Total risk-based capital            14.44      14.47

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have increased $18,922 or 2.77% to $701,269 at March 31, 1996, from $682,347 at December 31, 1995. This growth is mostly attributable to the opening of two new branch locations in Wal-Mart Supercenters and the resulting increased deposits. The rates paid on deposits were set to attract new customers and business but actually increased deposits more than was budgeted. This deposit growth is also affected by the fact that rates paid on bank deposits are coming closer to investment rates paid by brokerage firms and the Corporation has seen customers returning deposits to the banks.

Deposits increased $18,342 or 3.06% to $618,411 at March 31, 1996, from $600,069 at December 31, 1995. Noninterest bearing deposits actually decreased $9,453 or 14.98% while interest bearing deposits increased $27,795 or 5.18%. The decrease in noninterest bearing deposits during the first quarter is due to normal reductions of institutional public funds on deposit at December 31, 1995, and not on deposit at March 31, 1996. The total cash and cash equivalents have decreased $3,981 or 9.22% at March 31, 1996, from December 31, 1995, and have provided an additional source for investing by the Corporation. These increased cash flows were mostly used to increase investments, loans held for sale and loans during the quarter ended March 31, 1996.


Investments increased $12,717 or 7.33% to $186,186 at quarter ended March 31, 1996, from $173,469 at year end 1995. This is the book balance of securities available for sale which are presented after being adjusted to market value. The market value adjustment for these securities went from a positive $1,725 at year end 1995 to a negative $510 at the end of March 1996. This swing is the result of normal repricing of investment securities in a rising rate environment which occurred during the first quarter of 1996. Without this mark to market swing of $2,235, investments would have increased $14,952 or 8.71% between December 31, 1995, and March 31, 1996.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates where low enough that the Corporation experienced demand for these loans during the quarter and the balance increased $975 or 14.49% during the quarter. This increase is after sales of loans held for sale during the quarter totaling $6,967 which provided a gain on sale of $117 including the increased gains of $50 due to the adoption of FAS 122. New loans net of loan payments and transferred loans totaled $7,942 during the quarter and the ending balance equaled $7,702. Loans totaling $940 and classified as loans held for sale at December 31, 1995, were determined not to fit the criteria of loans the Corporation is currently selling to the secondary market and were transferred to real estate loans during the first quarter of 1996.


The $8,366 or 1.89% increase in loans at March 31, 1996, from December 31, 1995, is composed of an increase of $7,206 in commercial loans, a decrease of $52 in installment loans and a $1,212 increase in real estate loans. The Corporation has seen increased demand for commercial loans as the economy continues its steady to slightly increased movement. The demand for installment loans is just steady and is running slightly behind principal paydowns on installment loans. Real estate loans, which currently only includes new variable rate loans, have shown an increase of $1,212 but this includes the transfer from loans held for sale discussed previously. These changes in loans are after a reclassification of approximately $17,000 of real estate loans to commercial loans during the quarter. The newest bank affiliate was converted to the Corporation's data processing system on February 17, 1996, and with that conversion these loans were reclassified. This reclassification was made to conform loans to the same classifications as being used by the other subsidiary banks.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)

Total shareholders' equity, including the unrealized loss on securities available for sale, decreased $94 or .14% to $67,618 at March 31, 1996, from $67,712 at December 31, 1995. The change in the adjustment for securities available for sale caused total equity to decrease $1,412 or 2.09% at March 31, 1996, from December 31, 1995. This decrease is the after tax effect of the mark-to-market adjustment on securities available for sale which was a negative $299 at March 31, 1996, and was a positive $1,113 at December 31, 1995. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $66,510 at December 31, 1995, and increased $1,296 or 1.95% to $67,806 at March 31, 1996.
This increase was net income of $1,981 less dividends paid of $663 less $22 related to a decrease in the mark-to-market on mutual funds.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; leverage capital, Tier 1 risk-based capital and total risk-based capital. The leverage capital ratio is defined as total ending Tier 1 capital divided by total average assets less intangible assets and FAS 115 adjustments. Tier 1 risk-based capital is defined as Tier 1 capital divided by risk-weighted assets. Total risk-based capital is defined as Tier 1 capital plus Tier 2 capital divided by risk-weighted assets. Tier 1 capital is the sum of the core capital elements (common shareholders' equity, qualifying perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries) less intangible assets and the FAS 115 PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1996
    (Dollar amounts in thousands, except share data)


adjustments. Tier 2 capital consists of the allowance for loan losses (limited to an maximum of 1.25% of risk-weighted assets), perpetual preferred stock and other hybrid capital instruments. Risk-weighted assets are defined to include the assets on the balance sheet and off-balance sheet financial instruments in broad categories that are weighted at 20% to 100% depending on the asset totals within these broad categories. The Corporation's capital ratios at March 31, 1996, and December 31, 1995, were:
                           March 31, 1996   December 31, 1995

Leverage capital ratio           9.59%             10.01%
Tier 1 risk-based capital       13.39%             13.61%
Total risk-based capital        14.44%             14.67%

PENDING CHANGES

The Corporation has approved the merger of two of our subsidiary banks. These banks, The American National Bank of Vincennes and Citizens' National Bank of Linton, are both domiciled in Indiana. This merger will mean that all of the Corporation's banking operations in Indiana will be performed by one legal entity.

The Corporation has also approved a name change for all of the subsidiary banks. The banks will all be named "AmBank" and will use consistent signage and advertisements. The name change is anticipated to bring several efficiencies and will provide for more exposure and recognition with all banks using the same name. This name change is also anticipated to bring more exposure to the Corporation since the new name for the banks will be very similar to our corporate name, "AMBANC Corp." and "AMBK" our NASDAQ symbol.

The above two pending changes will require approval from various regulators. The approval of the appropriate regulators has been applied for and if received, the Corporation will complete the above two changes effective July 1, 1996.
PAGE

                      AMBANC CORP.

   As of and for the three months ended March 31, 1996


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1995, is incorporated herein by reference.

          27  Financial Data Schedule for March 31, 1996.


     (b) No Form 8-K was filed with the SEC during the quarter ended March 31, 1996.






PAGE

                      AMBANC CORP.

   As of and for the three months ended March 31, 1996


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: May 10, 1996       BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: May 10, 1996       BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

   As of and for the three months ended March 31, 1996


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1995,
             is incorporated herein by reference.

   27        Financial Data Schedule for March
             31, 1996.







* Incorporated by reference from previously filed documents.