Form 10-Q
period 1996-06-30
AMBANC CORP
filed 1996-08-14
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

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

               Yes:  X       No:

3,157,461 common shares of stock were outstanding as of August 14, 1996.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    June 30, 1996 (unaudited) and
    December 31, 1995

    Consolidated Statements of Income for
    six months and three months ended
    June 30, 1996 and 1995(unaudited)

    Consolidated Statements of Cash
    Flows for six months ended
    June 30, 1996 and 1995 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index
PAGE

                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   June 30,     December 31,
                                                     1996           1995
ASSETS
Cash and due from banks                          $      27,592  $     20,520
Federal funds sold                                       8,770        22,653
  Total cash and cash equivalents                       36,362        43,173

Interest bearing deposits in other banks                   591           692
Securities available for sale at market                182,924       173,469

Loans held for sale                                      4,336         6,727

Loans, net of unearned income                          471,615       442,657
Allowance for loan losses                               (5,431)       (5,022)
  Loans, net                                           466,184       437,635
Premises, furniture and equipment, net                  10,067         9,398
Accrued interest receivable and other assets            12,122        11,253
    TOTAL ASSETS                                 $     712,586  $    682,347

LIABILITIES
Noninterest bearing deposits                     $      74,917  $     63,116
Interest bearing deposits                              552,192       536,953
  Total deposits                                       627,109       600,069
Short-term borrowings                                    8,708         6,788
Long-term debt                                           2,246         2,677
Accrued interest payable and other liabilities           6,118         5,101
    TOTAL LIABILITIES                                  644,181       614,635

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000 and
  5,000,000 shares authorized, 3,158,961 and
  3,158,961 shares issued at June 30, 1996,
  and December 31, 1995                                 31,590        31,590
Treasury stock (1,000 shares at cost)                      (30)           --
Retained earnings                                       37,701        35,009
Unrealized gain/(loss) on securities
  available for sale, net of deferred taxes               (856)        1,113
    TOTAL SHAREHOLDERS' EQUITY                          68,405        67,712
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     712,586  $    682,347

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                      Six Months Ended     Three Months Ended
                                           June 30,              June 30,
                                       1996       1995       1996       1995
INTEREST INCOME
  Interest and fees on loans        $  20,606  $  18,050  $  10,293  $   9,347
  Interest and fees on loans
    held for sale                         292        122        168         77
  Interest on securities
    Taxable                             3,883      4,004      1,994      1,973
    Tax exempt                          1,408      1,388        715        690
  Other interest                          503        198        166        128
    TOTAL INTEREST INCOME              26,692     23,762     13,336     12,215
INTEREST EXPENSE
  Interest on deposits                 13,201     10,936      6,610      5,832
  Interest on short-term borrowings       179        236         88         89
  Interest on long-term debt               74         84         35         40
    TOTAL INTEREST EXPENSE             13,454     11,256      6,733      5,961
      NET INTEREST INCOME              13,238     12,506      6,603      6,254
Provision for loan losses                 566        286        299        140
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES      12,672     12,220      6,304      6,114
NONINTEREST INCOME
  Income from fiduciary activities        337        320        207        107
  Service charges on
    deposit accounts                      726        710        380        367
  Gain/(loss) on securities                (7)        11         (8)         6
  Other operating income                  638        434        396        223
    TOTAL NONINTEREST INCOME            1,694      1,475        975        703
NONINTEREST EXPENSE
  Salaries and employees benefits       4,904      4,820      2,443      2,402
  Occupancy expenses, net                 592        526        307        262
  Equipment expenses                      569        534        272        274
  Data processing expenses                254        182        107         91
  FDIC insurance                           43        631         22        321
  Other operating expenses              2,360      2,324      1,265      1,134
    TOTAL NONINTEREST EXPENSE           8,722      9,017      4,416      4,484
      INCOME BEFORE INCOME TAXES        5,644      4,678      2,863      2,333
Income taxes                            1,624      1,360        824        725
      NET INCOME                    $   4,020  $   3,318  $   2,039  $   1,608

EARNINGS PER COMMON SHARE
    Net income per share            $    1.27  $    1.05  $     .64  $     .51

Weighted average outstanding shares 3,158,945  3,158,955  3,158,928  3,158,961

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                    Six Months Ended
                                                          June 30,
                                                      1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   4,020  $   3,318
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          174        156
      Depreciation                                       519        409
      Provision for loan losses                          566        286
      (Gain)/loss on securities                            7        (11)
      (Gain) on sales of loans                          (216)       (50)
      Proceeds from sales of loans held for sale      12,740      5,131
      Loans held for sale made to customers,
        net of payments collected                    (15,353)    (8,356)
      Accrued interest receivable
        and other assets                                (869)        57
      Accrued interest payable
        and other liabilities                          2,166     (1,102)
      Deferred loan fees net of costs                    (23)        (3)
        NET CASH FROM OPERATING ACTIVITIES             3,731       (165)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           5,152      3,511
  Proceeds from maturities and calls of securities
    available for sale                                24,995     14,400
  Proceeds from maturities and calls of securities
    held to maturity                                      --      8,944
  Purchases of securities available for sale         (42,901)    (3,987)
  Purchases of securities held to maturity                --     (7,860)
  Net change in interest bearing deposits
    in other banks                                       101        299
  Loans made to customers, net of
    payments collected                               (27,268)   (26,860)
  Loans purchased                                         (8)      (986)
  Proceeds from sales of loans                         3,404      3,985
  Property and equipment expenditures                 (1,188)      (286)
        NET CASH FROM INVESTING ACTIVITIES           (37,713)    (8,840)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                     Six Months Ended
                                                          June 30,
                                                      1996       1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                              27,040     14,431
  Net change in short-term borrowings                  1,920       (265)
  Payments on long-term debt                            (484)      (597)
  Proceeds on long-term debt                              53         51
  Issuance of stock for dividend reinvestment             --         12
  Purchase of treasury stock                             (30)        --
  Dividends paid                                      (1,328)    (1,102)
        NET CASH FROM FINANCING ACTIVITIES            27,171     12,530

NET CHANGE IN CASH AND CASH EQUIVALENTS               (6,811)     3,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        43,173     29,531
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  36,362  $  33,056
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $  12,756  $  10,838
    Income taxes                                       2,000      1,594
  Noncash activities during the period:
    Reclassification of loans held for sale
      to real estate loans                             5,220         --

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

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

The consolidated balance sheet at December 31, 1995, and the consolidated statement of income and consolidated statement of cash flows for six months ended June 30, 1995, represent the retroactive restatement, under the pooling of interests basis, of information for FRB and the previous AMBANC Corp. The following page presents the consolidated six months income statement for the previous AMBANC Corp. and FRB at June 30, 1995.
PAGE

                        AMBANC CORP.
             CONSOLIDATED STATEMENT OF INCOME
     (Dollar amounts in thousands, except share data)

                                        Six Months Ended
                                          June 30, 1995
                                   AMBANC    FRB    Consolidated
Total interest income             $19,675  $ 4,087  $     23,762

Total interest expense              9,368    1,888        11,256

  Net interest income before
    provision for loan losses      10,307    2,199        12,506

Provision for loan losses             150      136           286

  Net interest income after
    provision for loan losses      10,157    2,063        12,220

Total other income                  1,229      246         1,475

Total other expense                 7,390    1,627         9,017

Income before income taxes          3,996      682         4,678

Income taxes                        1,204      156         1,360

    Net income                    $ 2,792  $   526  $      3,318

Earnings per common share (based on
  3,158,948 average outstanding shares)             $       1.05

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

The Consolidated balance sheet as of June 30, 1996, consolidated statements of income for the six months and three months periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months periods ended June 30, 1996 and 1995, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1996, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1995, annual report to shareholders. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

COMMITMENTS AND CONTINGENT LIABILITIES

Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.
PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards (FAS) 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed of", effective January 1, 1996. The adoption of FAS 121 had no effect on the Corporation because no assets, liabilities or intangibles of the Corporation were effected by this new FAS.

The Corporation adopted FAS 122, "Accounting for Mortgage Servicing Rights", effective January 1, 1996, and with it the gains on sales of mortgages to the secondary mortgage market increased. The adoption of FAS 122 resulted in the Corporation recording an asset for servicing rights of $106 on $8,861 of qualifying fixed rate mortgages sold to the secondary mortgage market. The Corporation retains servicing rights and this asset relates only to mortgage loans originated and sold since the adoption of FAS 122. The book value of the sold real estate loans is reduced for the amount assigned to these servicing rights and the gain on the sale of these loans is increased accordingly. The servicing rights are being amortized against future service fee income based upon the anticipated life of each loan.

FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June, 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS 125 applies to transactions occurring after December 31, 1996. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain items in the prior years financial statements have been reclassified to correspond with the current presentation.
PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)


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

                           Six Months Ended
                                June 30,        Increase
                            1996       1995    (Decrease)

  Interest income       $    26,692 $    23,762    12.33 %
  Adjusted for tax
    exempt income               809         808     (.12)

    Tax equivalent
      interest income        27,501      24,570    11.93
  Interest expense           13,454      11,256    19.53

    Net interest income $    14,047 $    13,314     5.51 %

Net interest income increased $733 or 5.51% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. This $733 increase was a combination of a $2,931 increase in interest income and a $2,198 increase in interest expense. The $2,931 increase in interest income was composed of an increase of $2,657 due to increased volume of average interest earning assets and an increase of $274 due to increased rates received on these PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)


interest earning assets. The $2,198 increase in interest expense was a combination of an increase of $1,368 due to increased volume of average interest bearing liabilities and an increase of $830 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first six months of 1996 increased $67,069 or 10.68% to $695,181 from $628,112 for the first six months of 1995. The percent of average earning assets to total average assets has stayed consistent at 95.25% for the first six months of 1996 and 95.24% for the first six months of 1995.

Net interest margin decreased .22% to 4.27% for the first six months of 1996 from 4.49% for the first six months of 1995. This decrease is due to the fact that costs on average interest bearing liabilities are increasing faster than rates on average interest earning assets. The yield on average interest earning assets increased to 8.35% for the first six months of 1996 from 8.28% for the first six months of 1995 for an increase of .07%. The cost on average interest bearing liabilities increased at a faster rate and was 4.77% for the first six months of 1996 and 4.45% for the first six months of 1995 for an increase of .32%. The net interest margin started out the first quarter of 1995 at its best rate and decreased each subsequent quarter ending at 4.38% for all of 1995. The net interest margin for the fourth quarter of 1995 was 4.24% and thus actually increased .03% during the first six months of 1996 compared to the last quarter of 1995. The commercial loan fees received during the first six months of 1996 are higher than normal. If 1996 loan fees were reduced to the same level as in 1995, net interest margin would have been lowered to 4.22% or .05% less than actual. The interest spread, which is the mathematical difference between yields on average interest earning assets and costs on average interest bearing liabilities was at 3.58% for the first six months of 1996 compared to 3.83% for the first six months of 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

The provision for loan losses was increased during 1996 because of increased loan volume, agricultural conditions and because of an increase in nonaccrual loans. Loans have increased 6.54% since December 31, 1995 and a portion of the 1996 provision is attributable to this increase. The Corporation has a large agricultural customer base and as of the end of the quarter the crop planting for 1996 was still questionable because of weather conditions. Since June 30, 1996, the weather conditions have improved and planting for 1996 has been complete. The agricultural community did lose most of the 1996 wheat crop but current outlook for all other crops has improved dramatically since the end of the quarter. The increase in nonaccrual loans is due primarily to commercial loans to one customer. This customer's real estate secured loans were placed on nonaccural at the end of the second quarter and all unpaid accrued interest was written off. These loans are currently protected by an adequate appraisal and the ultimate outcome of negotiations can not be determined at this time. The allowance for loan losses at June 30, 1996, was $5,431 or 1.15% of total loans less unearned income as compared to $5,022 or 1.13% of total loans less unearned income at December 31, 1995. During the first six months of 1996, loans charged off were $431 and recoveries from previously written off loans were $274, thus net charge offs for the first six months of 1996 were $157. The adequacy of the allowance for loan losses is analyzed by management of each subsidiary bank based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at June 30, 1996, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are ratios of the different types of problem loans as a percent of total loans less unearned income at June 30, 1996, and December 31, 1995:

                                June 30,1996   December 31, 1995
Nonaccrual loans                    .84%             .22%
Loans past due 90 days              .37              .29
Performing restructured loans       .02              .01
OREO                                .06              .06


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the first six months ending June 30, 1996, and 1995 was:

                                   1996        1995
Balance, January 1                $5,022      $4,531
Provision for loan losses            566         286
Loans charged off                   (431)       (348)
Recoveries of loans previously
     charged off                     274         185
Balance, June 30                  $5,431      $4,654

Noninterest income for the six months ended June 30, 1996, was up $219 or 14.85% to $1,694 as compared to $1,475 for the six months ended June 30, 1995. Income from fiduciary services was up by $17 or 5.31% to $337 in 1996 from $320 in 1995. Service charges on deposit accounts remained consistent with an increase of $16 or 2.25% in 1996 compared to 1995. Other operating income increased $204 or 47.00% to $638 for the six months ended June 30, 1996, from $434 for the same six months in 1995. This increase is due to several factors with customer service charges and insurance commissions decreasing but being offset by increased gains on the sale of loans held for sale. The gains on sales of loans held for sale were $106 higher due to the effect of adopting FAS 122. Such gains were offset by amortization of the related servicing rights asset totaling $2 for the six month period ended June 30, 1996.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

Noninterest expense for the six months ended June 30, 1996, was $8,722 as compared to $9,017 for the six months ended June 30, 1995, for a decrease of $295 or 3.27%. Salaries and employee benefits are the largest portion of noninterest expense and increased $84 or 1.74% in the first six months of 1996 compared to the same period in 1995. Individual major components showed increases in salaries and related taxes, life insurance and employee relocation expense and decreases in medical and pension expense. One of the affiliate banks was funding a defined benefit pension plan in 1995 and not in 1996. This pension plan was curtailed in 1994 and final funding was completed during 1995. Occupancy expenses were up $66 or 12.55% and equipment expenses were up $35 or 6.55% in the first six months of 1996 compared to 1995. The Corporation has added four branches since June 30, 1995, and these expenses have increased accordingly. Data processing expenses have increased due to the upgrading of the computer system. The $72 or 39.56% increase in data processing expenses during the first six months of 1996, are the result of a decision to add short term expenses that will benefit the Corporation with reduced data processing expenses in the future. The upgrading of the data processing system in late 1995 and the conversion of another subsidiary bank to this system during the first quarter of 1996 will provide for long term expense reduction. The conversion of the last subsidiary bank to the in-house data processing system is anticipated to be complete during the last quarter of 1996.

All of the Corporation's subsidiary banks have been assigned the classification of least risk by the FDIC and as such are subject to the lowest deposit insurance rates available from the Bank Insurance Fund (BIF). Because of excess funding, the FDIC set its lowest BIF premium rate at 0% with a minimum of $2 per
subsidiary bank effective January 1, 1996.   This 0% rate for
FDIC insurance will exist as long as BIF remains at or above the 1.25% of total insured deposits set by law. Two of the subsidiary banks purchased deposits from savings and loans in the past and thus must continue to pay the Savings Association Insurance Fund (SAIF) rather than the BIF rate on these deposits. The SAIF rate is .23% of insured deposits. With these changes, the Corporation has seen FDIC insurance expense reduce to only $43 in the first six months of 1996 from $631 during the first six months of 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

Other operating expenses increased $36 or 1.55% to $2,360 for the first six months of 1996 from $2,324 for the same period in 1995. This increase is due to many increases and decreases with major changes being an increase in goodwill amortization and a decrease in professional fees in 1996. Due to purchased deposits in March 1995, the related goodwill amortization was included during all of 1996 but only for three and one-half months in 1995. The Corporation finalized a merger on November 1, 1995, and professional fees have decreased in 1996 without those related to this merger. Other operating expenses in 1996 also includes $100 of accrued expenses for the name change of all subsidiary banks. (See pending changes for further details.)

Income before income taxes was up $966 or 20.65% to $5,644 for the first six months of 1996 from $4,678 for the first six months of 1995. As previously noted, $588 is due to the reduction in FDIC expense. The net income for the first six months ended June 30, 1996, was up $702 or 21.16% to $4,020 as compared to $3,318 for the six months ended June 30, 1995. Earnings per share were $1.27 in 1996 and were $1.05 in 1995. Based upon annualized net income the return on average assets was 1.16% for the first six months of 1996 compared to 1.07% for the same period in 1995. PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months and six months ended June 30, 1996 and 1995. The Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1996       1995       1996       1995
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 699,245  $ 619,135  $ 695,181  $ 628,112
 Securities                        185,106    183,991    182,322    182,079
 Loans                             459,058    393,647    452,779    401,854
 Allowance for loan losses           5,162      4,527      5,091      4,558
 Deposits                          615,858    542,494    611,746    551,821
 Shareholders' equity               67,959     58,742     68,027     60,011

END OF PERIOD BALANCE SHEET DATA
 Total assets                                          $ 712,586  $ 644,057
 Securities                                              182,924    175,793
 Loans                                                   471,615    412,358
 Allowance for loan losses                                 5,431      4,654
 Deposits                                                627,109    564,818
 Shareholders' equity                                     68,405     63,047

INCOME DATA
 Net interest income(t.e. basis) $   7,012  $   6,659  $  14,047  $  13,314
 Provision for loan losses             299        140        566        286
 Noninterest income                    975        703      1,694      1,475
 Noninterest expense                 4 416      4,484      8,722      9,017
 Net income                          2,039      1,608      4,020      3,318

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1996       1995       1996       1995
PER SHARE DATA
 Net income                      $     .64  $     .54  $    1.27  $    1.05
 Cash dividends before pooling
  of interests                         .21        .20        .42        .40
 Book value at end of period                               21.65      20.95
 Book value at end of period
  before FAS 115                                           21.97      21.28
 Tangible book value at end
  of period                                                21.07      20.28
 Tangible book value at end of
  period before FAS 115                                    21.39      20.61
 Stock price at end of period                              28.75      31.25
 Weighted average
   shares                        3,158,961  3,158,961  3,158,961  3,158,955
 Weighted average
   treasury shares                      33         --         16         --

SELECTED RATIOS
 Return on average assets            1.17%      1.01%       1.16%      1.07%
 Return on average equity
  before FAS 115                    12.05      10.20       11.97      10.71
 Net interest margin(t.e.basis)      4.23       4.41        4.27       4.49
 Efficiency ratio                   58.27      64.45       58.41      64.49
 Net charge-offs to average loans      --        .02         .03        .04
 Allowance for loan losses
  to loans                                                  1.15       1.13
 Nonaccrual loans to loans                                   .84        .28
 Loans past due 90 days or
  more to loans                                              .37        .34
 Performing restructured loans
  to loans                                                   .02        .03
 OREO to loans                                               .06        .12
 Leverage capital(Tier 1
  equity/average assets)                                    9.71       9.80
 Tier 1 risk-based capital                                 13.31      13.74
 Total risk-based capital                                  14.38      14.78

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have increased $30,239 or 4.43% to $712,586 at June 30, 1996, from $682,347 at December 31, 1995. This growth is mostly attributable to the opening of two new branch locations in Wal-Mart Supercenters and the resulting increased deposits. The rates paid on deposits were set to attract new customers and business but actually increased deposits more than was budgeted. This deposit growth is also affected by the fact that rates paid on bank deposits are coming closer to investment rates paid by brokerage firms and the Corporation has seen customers returning deposits to the banks.

Deposits increased $27,040 or 4.51% to $627,109 at June 30, 1996, from $600,069 at December 31, 1995. Noninterest bearing deposits increased $11,801 or 18.70% while interest bearing deposits increased $15,239 or 2.84%. The total cash and cash equivalents have decreased $6,811 or 15.78% at June 30, 1996, from December 31, 1995, and have provided an additional source for investing by the Corporation. These increased cash flows were mostly used to increase investments and loans during the six months ended June 30, 1996.


Investments increased $9,455 or 5.45% to $182,924 at June 30, 1996, from $173,469 at December 31, 1995. This is the book balance of securities available for sale which are presented after being adjusted to market value. The market value adjustment for these securities went from a positive $1,725 at year end 1995 to a negative $1,393 at the end of June 1996. This swing is the result of normal repricing of investment securities in a rising rate environment which occurred during the first six months of 1996. Without this mark to market swing of $3,118, investments would have increased $12,573 or 7.32% between December 31, 1995, and June 30, 1996.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced demand for these loans during the six months ended June 30, 1996. The balance has actually decreased $2,391 but this is due to selling loans into the secondary market and to transferring loans held for sale to real estate loans in both the first and second quarter. During the first quarter, loans totaling $940 and classified as loans held for sale at December 31, 1995, were determined not to fit the criteria of loans the Corporation was selling to the secondary market and were transferred to real estate loans. During the second quarter, loans totaling $4,280 with a weighted average rate of 7.49% were transferred to real estate loans because these rates were felt to give the Corporation an acceptable long term yield. The sale of $12,524 of loans held for sale in 1996 has provided a net gain on sales of $216 including the increased gains of $106 due to the adoption of FAS 122 mentioned previously. The following is the detail of activity in the loans held for sale between year end and June 30, 1996:

     Balance December 31, 1995           $ 6,727
     New loans booked (net of payments)   15,353
     Loans transferred                    (5,220)
     Loans sold                          (12,524)
       Total at June 30, 1996            $ 4,336

The Corporation services $86,001 of real estate loans sold to the secondary market as of June 30, 1996.

Loans have increased $28,958 or 6.54% at June 30, 1996, from
December 31, 1995. The following shows the balance by loan classification as of the end of the periods:

                         6-30-96     12-31-95
     Commercial         $240,798    $230,077
     Real estate         127,719     115,067
     Installment          99,629      93,791
     Credit cards          3,469       3,722
       Total            $471,615    $442,657

The Corporation has seen increased demand for commercial loans as the economy continues its steady to slightly increased movement and commercial loans have increased $10,721 or 4.66%. Real
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

estate loans have increased $12,652 or 11.00% but has been effected by the previously mentioned $5,220 transfer into real estate loans from loans held for sale. Excluding this transfer real estate loans increased $7,432 or 6.18% at June 30, 1996. Installment loans have increased $5,838 or 6.22% due to the steady economy and consistent demand. The demand for consumer loans seems to have a direct correlation with the consumer's confidence in the economy.

Total shareholders' equity, including the unrealized loss on securities available for sale, increased $693 or 1.02% to $68,405 at June 30, 1996, from $67,712 at December 31, 1995. The change in the adjustment for securities available for sale caused total equity to decrease $1,969 or 2.91% at June 30, 1996, from December 31, 1995. This decrease is the after tax effect of the mark-to-market adjustment on securities available for sale which was a negative $856 at June 30, 1996, and was a positive $1,113 at December 31, 1995. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $66,510 at December 31, 1995, and increased $2,627 or 3.95% to $69,137 at June 30, 1996.
This increase was net income of $4,020 less dividends paid of $1,328 less $35 related to a decrease in the mark-to-market on mutual funds and $30 related to treasury stock. The treasury stock was purchased and will be issued for payment of the Corporation's fees to Directors. The Director stock grant plan was approved by the shareholders at the annual meeting in April 1996 and treasury stock thus appears for the first time on the balance sheet at June 30, 1996.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; leverage capital, Tier 1 risk-based capital and total risk-based capital. The leverage capital ratio is defined as total ending Tier 1 capital divided by total average assets less intangible assets and FAS 115 adjustments. Tier 1 risk-based capital is defined as Tier 1 capital divided by risk-weighted assets. Total risk-based capital is defined as Tier 1 capital plus Tier 2 capital divided by risk-weighted assets. Tier 1 capital is the sum of the core capital elements PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1996
    (Dollar amounts in thousands, except share data)

(common shareholders' equity, qualifying perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries) less intangible assets and the FAS 115 adjustments. Tier 2 capital consists of the allowance for loan losses (limited to an maximum of 1.25% of risk-weighted assets), perpetual preferred stock and other hybrid capital instruments. Risk-weighted assets are defined to include the assets on the balance sheet and off-balance sheet financial instruments in broad categories that are weighted at 20% to 100% depending on the asset totals within these broad categories. The Corporation's capital ratios at June 30, 1996, and December 31, 1995, were:
                            June 30, 1996   December 31, 1995

Leverage capital ratio           9.71%             10.01%
Tier 1 risk-based capital       13.31%             13.61%
Total risk-based capital        14.38%             14.67%

PENDING CHANGES

The following two changes were approved by the appropriate regulators and became effective on July 1, 1996. These are both major changes by the Corporation and were implemented for long-term benefits.

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

PAGE

                      AMBANC CORP.

      As of and for the six months ended June 30, 1996


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1995, is incorporated herein by reference.

          27  Financial Data Schedule for June 30, 1996.


     (b) No Form 8-K was filed with the SEC during the quarter ended June 30, 1996.






PAGE

                      AMBANC CORP.

      As of and for the six months ended June 30, 1996


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: August 14, 1996    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: August 14, 1996    BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

      As of and for the six months ended June 30, 1996


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1995,
             is incorporated herein by reference.

   27        Financial Data Schedule for June
             30, 1996.







* Incorporated by reference from previously filed documents.