Form 10-Q/A
period 1996-06-30
AMBANC CORP
filed 1996-08-16
CIK 702904

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

                      AMBANC CORP.

      As of and for the six months ended June 30, 1996


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          10-A AMBANC Corp. Director Stock Grant Plan

          10-B AMBANC Corp. and Affiliates Director Deferred
               Compensation Plan


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






PAGE

                      AMBANC CORP.

      As of and for the six months ended June 30, 1996


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: August 15, 1996    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: August 15, 1996    BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

      As of and for the six months ended June 30, 1996


                      EXHIBIT INDEX

EXHIBITS                                             PAGE

     10-A AMBANC Corp. Director Stock Grant Plan

     10-B AMBANC Corp. and Affiliates Director Deferred
          Compensation Plan


   11     Statement of Computation of per                *
          share earnings. The copy of this exhibit filed as Exhibit 11 to AMBANC's Annual
          Report on Form 10-K for the year ended
          December 31, 1995, is incorporated herein by reference.

   27     Financial Data Schedule for June
          30, 1996.







* Incorporated by reference from previously filed documents.