Form 10-Q
period 1996-09-30
AMBANC CORP
filed 1996-11-14
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996

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

               Yes:  X       No:

3,158,747 common shares of stock were outstanding as of November 13, 1996.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    September 30, 1996 (unaudited) and
    December 31, 1995

    Consolidated Statements of Income for
    nine months and three months ended
    September 30, 1996 and 1995(unaudited)

    Consolidated Statements of Cash
    Flows for nine months ended
    September 30, 1996 and 1995 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index
PAGE

                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                 September 30,  December 31,
                                                     1996           1995
ASSETS
Cash and due from banks                          $      18,631  $     20,520
Federal funds sold                                       4,725        22,653
  Total cash and cash equivalents                       23,356        43,173

Interest bearing deposits in other banks                   590           692
Securities available for sale at market                176,953       173,469

Loans held for sale                                      2,808         6,727

Loans, net of unearned income                          481,848       442,657
Allowance for loan losses                               (5,368)       (5,022)
  Loans, net                                           476,480       437,635
Premises, furniture and equipment, net                  10,455         9,398
Accrued interest receivable and other assets            14,488        11,253
    TOTAL ASSETS                                 $     705,130  $    682,347

LIABILITIES
Noninterest bearing deposits                     $      50,719  $     63,116
Interest bearing deposits                              568,571       536,953
  Total deposits                                       619,290       600,069
Short-term borrowings                                    7,780         6,788
Long-term debt                                           2,266         2,677
Accrued interest payable and other liabilities           5,649         5,101
    TOTAL LIABILITIES                                  634,985       614,635

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000 and
  5,000,000 shares authorized, 3,158,961 and
  3,158,961 shares issued at September 30, 1996,
  and December 31, 1995                                 31,590        31,590
Treasury stock (214 shares at cost)                         (6)           --
Retained earnings                                       38,912        35,009
Unrealized gain/(loss) on securities
  available for sale, net of deferred taxes               (351)        1,113
    TOTAL SHAREHOLDERS' EQUITY                          70,145        67,712
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     705,130  $    682,347

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                     Nine Months Ended     Three Months Ended
                                        September 30,         September 30,
                                       1996       1995       1996       1995
INTEREST INCOME
  Interest and fees on loans        $  31,302  $  27,798  $  10,733  $   9,783
  Interest and fees on loans
    held for sale                         350        221         58         99
  Interest on securities
    Taxable                             5,889      5,856      2,006      1,852
    Tax exempt                          2,109      2,079        700        691
  Other interest                          550        443         46        245
    TOTAL INTEREST INCOME              40,200     36,397     13,543     12,670
INTEREST EXPENSE
  Interest on deposits                 19,849     17,118      6,648      6,182
  Interest on short-term borrowings       297        342        118        106
  Interest on long-term debt              108        122         34         38
    TOTAL INTEREST EXPENSE             20,254     17,582      6,800      6,326
      NET INTEREST INCOME              19,946     18,815      6,743      6,344
Provision for loan losses                 666        647        100        361
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES      19,280     18,168      6,643      5,983
NONINTEREST INCOME
  Income from fiduciary activities        462        477        125        157
  Service charges on
    deposit accounts                    1,137      1,106        393        378
  Gain/(loss) on securities                 3         18         10          7
  Other operating income                  792        750        153        315
    TOTAL NONINTEREST INCOME            2,394      2,351        681        857
NONINTEREST EXPENSE
  Salaries and employees benefits       7,337      7,117      2,433      2,297
  Occupancy expenses, net                 908        794        316        268
  Equipment expenses                      872        797        303        263
  Data processing expenses                401        295        147        113
  FDIC insurance                          256        616        213        (15)
  Other operating expenses              3,614      3,475      1,270      1,167
    TOTAL NONINTEREST EXPENSE          13,388     13,094      4,682      4,093
      INCOME BEFORE INCOME TAXES        8,286      7,425      2,642      2,747
Income taxes                            2,394      2,228        770        868
      NET INCOME                    $   5,892  $   5,197  $   1,872  $   1,879

EARNINGS PER COMMON SHARE
    Net income per share            $    1.86  $    1.64  $     .59  $     .59

Weighted average outstanding shares 3,158,485  3,158,958  3,157,577  3,158,961

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                   Nine Months Ended
                                                       September 30,
                                                      1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   5,892  $   5,197
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          260        285
      Depreciation                                       784        741
      Provision for loan losses                          666        647
      (Gain)/loss on securities                           (3)       (18)
      (Gain) on sales of loans                          (227)      (134)
      Proceeds from sales of loans held for sale      24,761      9,766
      Loans held for sale made to customers,
        net of payments collected                    (20,615)   (12,444)
      Accrued interest receivable
        and other assets                              (3,235)       (17)
      Accrued interest payable
        and other liabilities                          1,387     (1,578)
      Deferred loan fees net of costs                    (65)       (16)
        NET CASH FROM OPERATING ACTIVITIES             9,605      2,429

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                          11,028      4,340
  Proceeds from maturities and calls of securities
    available for sale                                37,262      3,181
  Proceeds from maturities and calls of securities
    held to maturity                                      --     23,590
  Purchases of securities available for sale         (54,334)    (2,783)
  Purchases of securities held to maturity                --     (9,999)
  Net change in interest bearing deposits
    in other banks                                       102        400
  Loans made to customers, net of
    payments collected                               (44,342)   (45,730)
  Loans purchased                                         (8)    (5,764)
  Proceeds from sales of loans                         4,904      4,386
  Property and equipment expenditures                 (1,841)      (588)
        NET CASH FROM INVESTING ACTIVITIES           (47,229)   (28,967)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                    Nine Months Ended
                                                       September 30,
                                                      1996       1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                              19,221     30,857
  Net change in short-term borrowings                    992        401
  Payments on long-term debt                            (484)      (597)
  Proceeds on long-term debt                              73         71
  Issuance of stock for dividend reinvestment             --         12
  Purchase of treasury stock                              (6)        --
  Dividends paid                                      (1,989)    (1,667)
        NET CASH FROM FINANCING ACTIVITIES            17,807     29,077

NET CHANGE IN CASH AND CASH EQUIVALENTS              (19,817)     2,539
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        43,173     29,531
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  23,356  $  32,070
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $  19,639  $  16,991
    Income taxes                                       2,950      2,294
  Noncash activities during the period:
    Reclassification of loans held for sale
      to real estate loans                               940         --

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

Effective November 1, 1995, AMBANC Corp. completed the acquisition of First Robinson Bancorp (FRB) of Robinson, Illinois in Crawford county. The acquisition, which has been accounted for as a pooling of interests, involved the issuance of 668,329 shares of AMBANC Corp. common stock in exchange for the 119,200 shares of outstanding common stock of FRB. No fractional shares were issued and AMBANC Corp. paid $3 for 94 equivalent fractional shares and issued 668,235 common shares in the FRB acquisition. At the conclusion of the acquisition, FRB was merged into AMBANC Corp. and its wholly owned subsidiary, AmBank Illinois, N.A., Robinson, Illinois in Crawford county became a direct, wholly owned subsidiary of AMBANC Corp.

The consolidated balance sheet at December 31, 1995, and the consolidated statement of income and consolidated statement of cash flows for nine months ended September 30, 1995, represent the retroactive restatement, under the pooling of interests basis, of information for FRB and the previous AMBANC Corp. The following page presents the consolidated nine months income statement for the previous AMBANC Corp. and FRB at September 30, 1995.
PAGE

                        AMBANC CORP.
             CONSOLIDATED STATEMENT OF INCOME
     (Dollar amounts in thousands, except share data)

                                       Nine Months Ended
                                       September 30, 1995
                                   AMBANC    FRB    Consolidated
Total interest income             $30,231  $ 6,166  $     36,397

Total interest expense             14,723    2,859        17,582

  Net interest income before
    provision for loan losses      15,508    3,307        18,815

Provision for loan losses             425      222           647

  Net interest income after
    provision for loan losses      15,083    3,085        18,168

Total other income                  2,002      349         2,351

Total other expense                10,645    2,449        13,094

Income before income taxes          6,440      985         7,425

Income taxes                        1,973      255         2,228

    Net income                    $ 4,467  $   730  $      5,197

Earnings per common share (based on
  3,158,958 average outstanding shares)             $       1.64

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

The Consolidated balance sheet as of September 30, 1996, consolidated statements of income for the nine months and three months periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1996, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1995, annual report to shareholders. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

COMMITMENTS AND CONTINGENT LIABILITIES

Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.
PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards (FAS) 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to be Disposed of", effective January 1, 1996. The adoption of FAS 121 had no effect on the Corporation because no assets, liabilities or intangibles of the Corporation were effected by this new FAS.

The Corporation adopted FAS 122, "Accounting for Mortgage Servicing Rights", effective January 1, 1996, and with it the gains on sales of mortgages to the secondary mortgage market increased. The adoption of FAS 122 resulted in the Corporation recording an asset for servicing rights of $195 on $16,200 of qualifying fixed rate mortgages sold to the secondary mortgage market. The Corporation retains servicing rights and this asset relates only to mortgage loans originated and sold since the adoption of FAS 122. The book value of the sold real estate loans is reduced for the amount assigned to these servicing rights and the gain on the sale of these loans is increased accordingly. The servicing rights are being amortized against future service fee income based upon the anticipated life of each loan.

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

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain items in the prior years financial statements have been reclassified to correspond with the current presentation.
PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)


ITEM 2.

RESULTS OF OPERATIONS

Net interest income is the principal source of the Corporation's earnings and represents the difference between interest income on loans and securities over interest costs of deposits and borrowed funds. Income from certain earning assets is exempt from federal income tax and, as is customary in the banking industry, changes in net interest income are analyzed on a fully tax equivalent basis. Under this method, and throughout this discussion, nontaxable income on loans and investments is adjusted to an amount which represents the equivalent earnings if such earnings were subject to federal tax. The marginal tax rate used to restate nontaxable income was 34%.

                          Nine Months Ended
                             September 30,      Increase
                            1996       1995    (Decrease)

  Interest income       $    40,200 $    36,397    10.45 %
  Adjusted for tax
    exempt income             1,209       1,210     (.08)

    Tax equivalent
      interest income        41,409      37,607    10.11
  Interest expense           20,254      17,582    15.20

    Net interest income $    21,155 $    20,025     5.64 %

Net interest income increased $1,130 or 5.64% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This $1,130 increase was a combination of a $3,802 increase in interest income offset by a $2,672 increase in interest expense. The $3,802 increase in interest income was composed of an increase of $3,569 due to increased volume of average interest earning assets and an increase of $233 due to increased rates received on these PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)


interest earning assets. The $2,672 increase in interest expense was a combination of an increase of $1,874 due to increased volume of average interest bearing liabilities and an increase of $798 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first nine months of 1996 increased $61,411 or 9.66% to $697,001 from $635,590 for the first nine months of 1995. The percent of average earning assets to total average assets has stayed consistent at 95.04% for the first nine months of 1996 and 95.23% for the first nine months of 1995.

Net interest margin decreased .15% to 4.27% for the first nine months of 1996 from 4.42% for the first nine months of 1995.
This decrease is due to the fact that costs on average interest bearing liabilities are increasing faster than rates on average interest earning assets. The yield on average interest earning assets increased to 8.35% for the first nine months of 1996 from 8.31% for the first nine months of 1995 for an increase of .04%. The cost on average interest bearing liabilities increased at a faster rate and was 4.76% for the first nine months of 1996 and 4.56% for the first nine months of 1995 for an increase of .20%. The net interest margin started out the first quarter of 1995 at its best rate and decreased each subsequent quarter ending at 4.38% for all of 1995. The net interest margin for the fourth quarter of 1995 was 4.24% and thus actually increased .03% during the first nine months of 1996 compared to the last quarter of 1995. The commercial loan fees received during the first nine months of 1996 are $220 higher than the first nine months of 1995. If 1996 loan fees were reduced to the same level as in 1995, net interest margin would have been lowered to 4.22% or
 .05% less than actual. The interest spread, which is the mathematical difference between yields on average interest earning assets and costs on average interest bearing liabilities was at 3.59% for the first nine months of 1996 compared to 3.75% for the first nine months of 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

The provision for loan losses was increased during 1996 because of increased loan volume, as replacement for net loans charged off and because of an increase in nonaccrual loans. Loans have increased $39,191 or 8.85% since December 31, 1995 and a portion of the 1996 provision is attributable to this increase. The increase in nonaccrual loans is due primarily to commercial loans to one customer. This customer's real estate secured loans were placed on nonaccural at the end of the second quarter and all unpaid accrued interest was written off. These loans are currently protected by an adequate appraisal and the ultimate outcome of negotiations can not be determined at this time. The allowance for loan losses at September 30, 1996, was $5,368 or 1.11% of total loans less unearned income as compared to $5,022 or 1.13% of total loans less unearned income at December 31, 1995. During the first nine months of 1996, loans charged off were $673 and recoveries from previously written off loans were $353, thus net charge offs for the first nine months of 1996 were $320. The adequacy of the allowance for loan losses is analyzed by management of each subsidiary bank based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at September 30, 1996, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are the different types of problem loans with their outstanding balances and percent of total loans less unearned income at September 30, 1996, and December 31, 1995:

                             September 30, 1996 December 31, 1995
Nonaccrual loans              $3,042     .80%    $  983     .32%
Loans past due 90 days         1,662     .34      1,272     .33
Performing restructured loans     79     .02         45     .01
OREO                             356     .07        280     .10


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the first nine months ending September 30, 1996, and 1995 was:

                                   1996        1995
Balance, January 1                $5,022      $4,531
Provision for loan losses            666         647
Loans charged off                   (673)       (570)
Recoveries of loans previously
     charged off                     353         244
Balance, September 30,            $5,368      $4,852

Noninterest income for the nine months ended September 30, 1996, was up $43 or 1.83% to $2,394 as compared to $2,351 for the nine months ended September 30, 1995. Income from fiduciary services was down by $15 or 3.14% to $462 in 1996 from $477 in 1995.
Service charges on deposit accounts remained consistent with an increase of $31 or 2.80% in 1996 compared to 1995. Other operating income increased $42 or 5.60% to $792 for the nine months ended September 30, 1996, from $750 for the same nine months in 1995. This increase is due to several factors with the largest being increased gains on sales of loans held for sale. The gains on sales of loans held for sale were $195 higher due to the effect of adopting FAS 122. Such gains were offset by amortization of the related servicing rights asset totaling $5 for the nine month period ended September 30, 1996.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

Noninterest expense for the nine months ended September 30, 1996, was $13,388 as compared to $13,094 for the nine months ended September 30, 1995, for a increase of $294 or 2.25%. Salaries and employee benefits are the largest portion of noninterest expense and increased $220 or 3.09% in the first nine months of 1996 compared to the same period in 1995. Individual major components showed increases in salaries and related taxes, life insurance and employee relocation expense and decreases in medical and pension expense. One of the affiliate banks was funding a defined benefit pension plan in 1995 and not in 1996. This defined benefit pension plan was curtailed in 1994 and final funding was completed during 1995. Occupancy expenses were up $114 or 14.36% and equipment expenses were up $75 or 9.41% in the first nine months of 1996 compared to 1995. The Corporation has added four branches since September 30, 1995, and these expenses have increased accordingly. The Corporation will be entering the new market area of Evansville, Indiana with the opening of a full service branch in January 1997. This denovo branch is in response to the good economic conditions and the success the Corporation has already had in making commercial loans in Vanderburgh county. The Corporation is also replacing an existing drive-in branch which is projected to open in the second quarter of 1997. Occupancy and equipment expenses can be expected to increase in the future because of these new branches. Data processing expenses have increased due to the upgrading of the computer system. The $106 or 35.93% increase in data processing expenses during the first nine months of 1996, are the result of a decision to add short term expenses that will benefit the Corporation with reduced data processing expenses in the future. The upgrading of the data processing system in late 1995 and the conversion of all subsidiary banks to this system during 1996 will provide for long term expense reduction. The conversion of the last subsidiary bank to the in-house data processing system was completed on October 25, 1996.

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

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

On September 30, 1996, the Deposit Insurance Fund Act of 1996
(Act) was passed and signed into law. This Act calls for the recapitalization of the SAIF by imposing a special one time fee of .657% for all SAIF insured deposits reported as of March 31, 1995. This special fee for the Corporation was reduced by 20% to
 .5256% because our SAIF deposits were purchased and the remainder of each banks deposits are BIF insured. The special fee amounted to an additional expense of $190 before tax and $118 after tax. This special assessment was not anticipated to be passed in 1996 and had the effect of reducing 1996 net income per share by $.04 for the third quarter and year to date. This new Act also changes both the BIF and SAIF rates effective January 1, 1997, to
 .0129% and .0644%, respectively. These rates are anticipated to exist until January 1, 2000, when the BIF and SAIF funds will be combined under one rate of .0243%. With the reduced rates in 1996 on the BIF insured deposits offset by the special one time assessment on the SAIF insured deposits the FDIC insurance expense reduced $360 or 58.44% during the first nine months of 1996 compared to the same period in 1995.

Other operating expenses increased $139 or 4.00% to $3,614 for the first nine months of 1996 from $3,475 for the same period in 1995. This increase is due to many increases and decreases with the largest increases being in supplies, telephone and advertising expenses and the largest decreases being in professional fees. The Corporation changed the names of all affiliate banks to AmBank effective July 1, 1996, and this plus the new branches is the explanation for the increases in supplies and advertising expenses. The June 30, 1996, financial statements included an estimate of $100 expense for this name change, but the actual expenses have significantly exceeded that original estimate. The Corporation finalized a merger on November 1, 1995, and professional fees have decreased in 1996 without those related to this merger.

Income before income taxes was up $861 or 11.60% to $8,286 for the first nine months of 1996 from $7,425 for the first nine months of 1995. As previously noted, $360 is due to the reduction in FDIC expense. Even though the FDIC expense has reduced, the special one time SAIF assessment was not anticipated and amounted to a reduction of net income for $118 and $.04 per share for the quarter and year to date. The net income for the first nine months ended September 30, 1996, was up $695 or 13.37% to $5,892 as compared to $5,197 for the nine months ended September 30, 1995. Earnings per share were $1.86 in 1996 and were $1.64 in 1995. Based upon annualized net income the return on average assets was 1.13% for the first nine months of 1996 compared to 1.09% for the same period in 1995.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months and nine months ended September 30, 1996 and 1995. The
Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                    1996       1995       1996       1995
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 700,601  $ 650,302  $ 697,001  $ 635,590
 Securities                        179,939    173,880    181,522    179,316
 Loans                             477,496    423,267    461,078    409,070
 Allowance for loan losses           5,371      4,653      5,185      4,590
 Deposits                          614,537    574,566    612,683    559,486
 Shareholders' equity               68,655     63,851     68,238     61,305

END OF PERIOD BALANCE SHEET DATA
 Total assets                                          $ 705,130  $ 662,880
 Securities                                              176,953    173,223
 Loans                                                   481,848    435,455
 Allowance for loan losses                                 5,368      4,852
 Deposits                                                619,290    581,244
 Shareholders' equity                                     70,145     64,925

INCOME DATA
 Net interest income(t.e. basis) $   7,143  $   6,747  $  21,155  $  20,025
 Provision for loan losses             100        361        666        647
 Noninterest income                    681        857      2,394      2,351
 Noninterest expense                 4,682      4,093     13,388     13,094
 Net income                          1,872      1,879      5,892      5,197

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                    1996       1995       1996       1995
PER SHARE DATA
 Net income                      $     .59  $     .59  $    1.86  $    1.64
 Cash dividends before pooling
  of interests                         .21        .20        .63        .60
 Book value at end of period                               22.21      21.58
 Book value at end of period
  before FAS 115                                           22.28      21.65
 Tangible book value at end
  of period                                                21.63      20.92
 Tangible book value at end of
  period before FAS 115                                    21.71      20.99
 Stock price at end of period                              32.25      30.48
 Weighted average
   shares                        3,158,961  3,158,961  3,158,961  3,158,958
 Weighted average
   treasury shares                   1,384         --        476         --

SELECTED RATIOS
 Return on average assets            1.06%      1.15%       1.13%      1.09%
 Return on average equity
  before FAS 115                    10.76      11.61       11.56      11.04
 Net interest margin(t.e.basis)      4.27       4.32        4.27       4.42
 Efficiency ratio                   63.07      56.84       59.93      61.90
 Net charge-offs to average loans     .03        .04         .07        .08
 Allowance for loan losses
  to loans                                                  1.11       1.12
 Nonaccrual loans to loans                                   .80        .32
 Loans past due 90 days or
  more to loans                                              .34        .33
 Performing restructured loans
  to loans                                                   .02        .01
 OREO to loans                                               .07        .10
 Leverage capital(Tier 1
  equity/average assets)                                    9.86       9.92
 Tier 1 risk-based capital                                 13.31      13.44
 Total risk-based capital                                  14.36      14.47

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have increased $22,783 or 3.34% to $705,130 at September 30, 1996, from $682,347 at December 31, 1995. This growth is mostly attributable to the opening of two new branch locations in Wal-Mart Supercenters and the resulting increased deposits. The rates paid on deposits were set to attract new customers and business but actually increased deposits more than was budgeted. This deposit growth is also affected by the fact that rates paid on bank deposits are coming closer to investment rates paid by brokerage firms and the Corporation has seen customers returning deposits to the banks.

Deposits increased $19,221 or 3.20% to $619,290 at September 30, 1996, from $600,069 at December 31, 1995. Noninterest bearing deposits decreased $12,397 or 19.64% while interest bearing deposits increased $31,618 or 5.89%. The total cash and cash equivalents have decreased $19,817 or 45.90% at September 30, 1996, from December 31, 1995, and have provided an additional source for investing by the Corporation. These increased cash flows were mostly used to increase investments and loans during the nine months ended September 30, 1996.


Investments increased $3,484 or 2.01% to $176,953 at September 30, 1996, from $173,469 at December 31, 1995. This is the book balance of securities available for sale which are presented after being adjusted to market value. The market value adjustment for these securities went from a positive $1,725 at year end 1995 to a negative $578 at the end of September 1996. This swing is the result of normal repricing of investment securities in a rising rate environment which occurred during the first nine months of 1996. Without this mark to market swing of $2,303, investments would have increased $5,787 or 3.37% between December 31, 1995, and September 30, 1996.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced demand for these loans during the nine months ended September 30, 1996. The following is the detail of activity in the loans held for sale between year end and September 30, 1996:

     Balance December 31, 1995             $ 6,727
     New loans booked (net of payments)     20,842
     Loans sold                            (24,761)
         Total at September 30, 1996       $ 2,808


The sale of loans to the secondary market has provided $227 of net gains on sales, including $195 due to the adoption of FAS 122 mentioned previously. The Corporation services $95,050 of real estate loans sold to the secondary market as of September 30, 1996.

Loans have increased $39,191 or 8.85% at September 30, 1996, from
December 31, 1995. The following shows the balance and percent of total by loan classification as of the end of the periods:

                            9-30-96           12-31-95
                                  % of               % of
                        Balance   Total    Balance   Total
     Commercial         $245,325  50.91%   $230,077  51.98%
     Real estate         129,149  26.80     115,067  25.99
     Installment         103,983  21.58      93,791  21.19
     Credit cards          3,391    .71       3,722    .84
       Total            $481,848           $442,657

The Corporation has seen increased demand for commercial loans as the economy continues its steady to slightly increased movement and commercial loans have increased $15,248 or 6.63%. Real
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

estate loans which are mostly variable rate loans have increased $14,082 or 12.24%. Installment loans have increased $10,192 or 10.87% due to the steady economy and consistent demand. The demand for consumer loans seems to have a direct correlation with the consumer's confidence in the economy.

Total shareholders' equity, including the unrealized loss on securities available for sale, increased $2,433 or 3.59% to $70,145 at September 30, 1996, from $67,712 at December 31, 1995.
The change in the adjustment for securities available for sale caused total equity to decrease $1,464 or 2.16% at September 30, 1996, from December 31, 1995. This decrease is the after tax effect of the mark-to-market adjustment on securities available for sale which was a negative $351 at September 30, 1996, and was a positive $1,113 at December 31, 1995. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $66,510 at December 31, 1995, and increased $3,802 or 5.72% to $70,312 at September 30, 1996. This increase was net income of $5,892 less dividends paid of $1,989 less $95 related to a decrease in the mark-to-market on mutual funds and $6 related to treasury stock. The treasury stock was purchased and will be issued for payment of the Corporation's fees to Directors. The Director stock grant plan was approved by the shareholders at the annual meeting in April 1996 and treasury stock thus appears for the first time on the balance sheet in 1996.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; leverage capital, Tier 1 risk-based capital and total risk-based capital. The leverage capital ratio is defined as total ending Tier 1 capital divided by total average assets less intangible assets and FAS 115 adjustments. Tier 1 risk-based capital is defined as Tier 1 capital divided by risk-weighted assets. Total risk-based capital is defined as Tier 1 capital plus Tier 2 capital divided by risk-weighted assets. Tier 1 capital is the sum of the core capital elements PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1996
    (Dollar amounts in thousands, except share data)

(common shareholders' equity, qualifying perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries) less intangible assets and the FAS 115 adjustments. Tier 2 capital consists of the allowance for loan losses (limited to an maximum of 1.25% of risk-weighted assets), perpetual preferred stock and other hybrid capital instruments. Risk-weighted assets are defined to include the assets on the balance sheet and off-balance sheet financial instruments in broad categories that are weighted at 20% to 100% depending on the asset totals within these broad categories. The Corporation's capital ratios at September 30, 1996, and December 31, 1995, were:
                         September 30, 1996   December 31, 1995

Leverage capital ratio           9.86%             10.01%
Tier 1 risk-based capital       13.31%             13.61%
Total risk-based capital        14.36%             14.67%

PENDING CHANGES

On October 18, 1996, the Board of Directors declared a 5% stock dividend payable on December 2, 1996, to shareholders of record on November 20, 1996. This is the second year that a 5% stock dividend has been declared and paid in the fourth quarter.

PAGE

                      AMBANC CORP.

 As of and for the nine months ended September 30, 1996


                    OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1995, is incorporated herein by reference.

          27  Financial Data Schedule for September 30, 1996.


     (b) No Form 8-K was filed with the SEC during the quarter ended September 30, 1996.






PAGE

                      AMBANC CORP.

 As of and for the nine months ended September 30, 1996


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: November 13, 1996  BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: November 13, 1996  BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

 As of and for the nine months ended September 30, 1996


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1995,
             is incorporated herein by reference.

   27        Financial Data Schedule for September
             30, 1996.







* Incorporated by reference from previously filed documents.