Form 10-K405
period 1996-12-31
AMBANC CORP
filed 1997-03-31
CIK 702904

                       FORM 10-K

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File No. 0-10710

                     AMBANC CORP.
(Exact name of Registrant as specified in its charter)

            INDIANA                     35-1525227
 (State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)   Identification No.)

302 Main Street, Vincennes, Indiana        47591
(Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number,
including area code:  (812) 885-6418

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

               [Cover page 1 of 2 pages]

Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the Registrant is $111,067,275. Solely for purposes of this computation, it has been assumed that officers and directors are "affiliates" and the price of $37.50 as reported on NASDAQ as the last trade on March 14, 1997, was the fair market value of the shares.

Number of Common Shares outstanding at March 14, 1997:
3,316,003

          DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PARTS II AND IV ARE INCORPORATED BY REFERENCE
FROM THE REGISTRANT'S 1996 ANNUAL REPORT TO SHAREHOLDERS
AND A PORTION OF PART III IS INCORPORATED BY REFERENCE
FROM THE REGISTRANT'S PROXY STATEMENT PURSUANT TO
REGULATION 14A DATED MARCH 21, 1997, FOR THE ANNUAL
MEETING OF SHAREHOLDERS TO BE HELD APRIL 18, 1997.
EXCEPT FOR THOSE PORTIONS OF THE 1996 ANNUAL REPORT
INCORPORATED BY REFERENCE, THE ANNUAL REPORT IS NOT
DEEMED FILED AS PART OF THIS REPORT.

               [Cover page 2 of 2 pages]

                     AMBANC CORP.
                  VINCENNES, INDIANA

  ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION
                   December 31, 1996

                        PART I

ITEM 1.  BUSINESS

GENERAL

     AMBANC Corp. (the "Corporation") is a registered
bank holding company.  The Corporation's banking
subsidiaries recently have been combined to form two
principal subsidiaries, AmBank Indiana, N.A. and AmBank
Illinois, N.A.  Effective July 1, 1996, Citizens'
National Bank of Linton, Indiana, was merged into The
American National Bank of Vincennes, Indiana, and the
name of the resulting bank was changed to AmBank Indiana,
N.A. ("AmBank Indiana").   Also during 1996, the name of
Bank of Casey, Illinois, was changed to AmBank Illinois, and the name of The First National Bank in Robinson, Illinois, was changed to AmBank Illinois, N.A. Effective
March 1, 1997, AmBank Illinois was merged into AmBank
Illinois, N.A. (the bank resulting from the merger is referred to hereinafter as "AmBank Illinois")
(collectively AmBank Indiana and AmBank Illinois are referred to herein as the "Banks").

     The Corporation was organized as an Indiana corporation on January 7, 1982. Since October 1, 1982, the Corporation's principal business has been the ownership of the stock of its banking subsidiaries. The
Corporation's Common Stock is listed on the NASDAQ Small
Cap Market and is traded under the symbol "AMBK."

     As a bank holding company, the Corporation engages in commercial banking through its banking subsidiaries and can engage in certain non-banking businesses closely related to banking and own certain other business corporations that are not banks, subject to applicable laws and regulations. In addition to the Banks, the Corporation has as a subsidiary American National Realty
Corp., which owns various real estate, which is leased to AmBank Indiana for normal banking activities.
Lincolnland Insurance Agency & Investments, Inc., a non-operating shell corporation that the Corporation acquired in connection with a 1994 Illinois acquisition, was dissolved in 1996. The Corporation's principal executive offices are located at 302 Main Street, Vincennes, Indiana 47591, and its telephone number is (812) 885-
6418.

OPERATIONS

     The Banks engage in a wide range of commercial, agricultural and personal banking activities, including accepting demand deposits; accepting savings and time deposits and money market accounts; making secured and unsecured loans to corporations, individuals and others;
issuing letters of credit; offering safekeeping services;
and providing financial counseling for institutions and individuals. The Banks' lending services include commercial, agricultural, real estate, installment loans and credit cards. Revenues from the Banks' lending activities comprise the largest component of the Banks' operating revenues.

     The Banks provides a wide range of personal and corporate trust and trust-related services, including serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, as escrow agent under various agreements, and as financial advisor to and custodian for individuals, corporations and others.

EMPLOYEES

     At December 31, 1996, the Corporation and the Banks had 295 employees on a full-time equivalent basis.
Neither the Corporation nor the Banks are a party to any collective bargaining agreement. Employee relations are considered to be good.
REGULATION AND SUPERVISION

     General

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

     As national banks, AmBank Indiana and AmBank
Illinois are under the supervision of and subject to examination by the Comptroller of the Currency.
Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

     Regulation of Expansion

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

     The Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 (the "Interstate Act") provides for nationwide interstate banking and branching. Since
September 30, 1995, well-capitalized bank holding companies have been authorized, pursuant to the legislation, to acquire banks and bank holding companies in any state. The Interstate Act also permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Interstate branching by merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt in" before June 1, 1997 or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, providing the legislative action is taken before June 1, 1997. Effective March 14, 1996, Indiana "opted in" to the interstate branching provisions of the Interstate Act. Illinois has adopted legislation that will permit interstate branching by acquisition effective
June 1, 1997.

     Regulation of Capital Adequacy

     The Federal Reserve Board, the Office of the
Comptroller of the Currency and the Federal Deposit
Insurance Corporation, each has issued similar risk-based capital guidelines for all U.S. banks and bank holding companies. The guidelines include a definition of capital and provide a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The guidelines also provide a schedule for achieving a minimum supervisory standard for the ratio of qualifying capital to weighted risk assets. All banks must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. As of December 31, 1996, the Corporation was in compliance with the risk-based capital guidelines. For a detailed discussion of regulatory capital requirements and the Banks' compliance with such requirements, see Note 17 of the Notes to Consolidated Financial Statements.

     Deposit Insurance

     The Bank's deposits are insured up to a maximum of $100,000 per insured account by the FDIC through the Bank
Insurance Fund ("BIF").  Since BIF reached its required
1.25 reserve ratio in 1995, the FDIC has reduced deposit insurance assessment rates to historic low levels. The assessment rates in effect for the first six months of 1997 range from zero to $.27 per $100 of insured deposits, with the healthiest banks, including the Banks, not being required to pay any deposit insurance premiums for the period. Legislation enacted in September 1996 included provisions for the recapitalization of the Savings Association Insurance Fund ("SAIF"). As a result of this legislation, rates for financial institutions insured through SAIF have been brought into parity with BIF rates. All of the Corporation's banking subsidiaries are BIF-insured institutions (the deposits that AmBank
Indiana acquired from the Princeton branch of First
Indiana Bank on March 17, 1995, however, remain insured through SAIF). See Note 17 to the Notes to Consolidated
Financial Statements and the discussion of "Noninterest
Expense" in the Results of Operations section of Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Dividends

     The Corporation is a legal entity separate and distinct from the Banks. Substantially all of the Corporation's cash income, including funds for the satisfaction of the Corporation's debt service requirements, for the payment of its operating expenses, and for the payment of Corporation dividends, is derived from dividends paid by the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Corporation by the Banks. The prior approval of appropriate regulatory authorities is required if the total of all dividends declared by AmBank
Indiana or AmBank Illinois in any calendar year would exceed net income for the preceding two calendar years.
For discussion of the Banks' ability to pay dividends to the Corporation, see Note 17 of the Notes to the Consolidated Financial Statements.

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

     Recent changes in federal and state law have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Interstate
Act and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Banks operate, although it is not possible to predict the extent or timing of such increased competition.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K and future filings made by the Corporation with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Corporation and the Banks, and oral statements made by executive officers of the Corporation and Banks, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Banks do business, and (b) expectations regarding future revenues and earnings for the Corporation and Banks, acquisitions, deposit and loan volume and possible new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

     To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, the Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's and Banks' business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Banks operate; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Banks through increased operating expenses; (c) increased competition from other financial and non-financial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The
Corporation and Banks do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 2.  PROPERTIES

     The Banks conduct their operations from 25 banking offices located in Vincennes, Bicknell, Evansville, Sandborn, Monroe City, Linton, Patoka, Princeton and
Terre Haute in Indiana, and Robinson, Palestine, Casey,
Mt. Carmel, Flat Rock, Martinsville, Westfield and West
Union in Illinois. In addition, the Banks have a total of 25 automated teller machines.

     AmBank Indiana's main banking office is located at 302 Main Street, Vincennes. The main office building contains approximately 80,000 square feet and the Corporation occupies approximately 80 percent of the space. The remaining space is leased to third parties.
All of the parcels of real estate and buildings utilized as banking offices of AmBank Indiana are owned by either
AmBank Indiana or American National Realty Corp., except for five branches that are leased.

     The Corporation also owns the main offices and branch locations of AmBank Illinois, except for one branch that is leased.

ITEM 3.  LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     Not Applicable.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information relating to the executive officers of the Corporation as of March 1, 1997.

    Name            Age          Offices Held

Robert G. Watson     61      Chairman of the Board,
                             President and Chief
                             Executive Officer of the
                             Corporation and AmBank
                             Indiana

Richard E. Welling   51      Secretary, Treasurer, and
                             Chief Financial Officer of
                             the Corporation

Richard A. Fox       54      Director of Human
                             Resources of the
                             Corporation

Chris D. Melton      47      Senior Vice President of
                             AmBank Indiana

David K. Milligan    41      Senior Vice President and
                             Cashier of AmBank Indiana

Raymond E. Mott      57      Senior Vice President of
                             AmBank Indiana

William F. Perry     48      Senior Vice President of
                             AmBank Indiana

Dan J. Robinson      49      Executive Vice President
                             of AmBank Indiana

Robert E. Seed       62      President, C.E.O. and a
                             Director of AmBank
                             Illinois, N.A.; Vice
                             President of the
                             Corporation

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

     Mr. Melton has been employed by AmBank Indiana since
October 1994. From September 1978 to August 1994, he was employed by The National City Bank of Evansville,
Evansville, Indiana.

     Mr. Mott has been employed by AmBank Indiana since
1987 and has served as Senior Vice President since 1993.
He served as a Director of the Corporation from 1989 through 1990 and as a Director of AmBank Indiana from 1989 through 1993.

     Mr. Perry has been employed by AmBank Indiana since
September 1986, serving as Senior Loan Officer. He was elected Senior Vice President of AmBank Indiana in April
1987.
     Mr. Robinson was in charge of the Administrative
Division of AmBank Indiana until 1993 when he was elected
Executive Vice President.

     Mr. Seed was Chief Executive Officer and President of Bank of Casey prior to its name change in 1996 to AmBank Illinois and its merger, effective March 1, 1997, into AmBank Illinois, N.A., at which time he became Vice
President and a Director of the Corporation.

     For information concerning the Directors of the Corporation, see the Corporation's Proxy Statement.

                        PART II

     Information for Items 5 through 8 of this Report appears in the 1996 Annual Report to Shareholders as indicated in the following tables and is incorporated herein by reference from the Annual Report to
Shareholders:

ITEM 5.   MARKET FOR THE CORPORATION'S COMMON SHARES AND
          RELATED SECURITY HOLDER MATTERS

                               Annual Report to
                                 Shareholders
                                     Page

         (a)  Market                  48

         (b)  Holders                 48

         (c)  Dividends               48

ITEM 6.  SELECTED FINANCIAL DATA

                               Annual Report to
                                 Shareholders
                                     Page

         Selected Financial Data      49



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Annual Report to
                                 Shareholders
                                     Page

         Management's Discussion and
         Analysis of Financial
         Condition and Results of
         Operations                  29-48


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Annual Report to
                                 Shareholders
                                     Page

         Financial Statements and
         Supplementary Data          5-27


ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                       PART III

     Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive
Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 1997, which was filed with the Commission pursuant to Regulation 14A on March 26, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          CORPORATION

     The information required by this item relating to Executive Officers is found under the heading "Special

Item. Executive Officers of the Registrant" in Part I of this Report and the information required by this item relating to Directors is included under the caption
"Election of Directors" in the Corporation's definitive
Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 1997, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held April 18, 1997, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held April 18, 1997, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Corporation's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held April 18, 1997, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's
Registration Statement as indicated.

     (a)1.  Financial Statements.

                                        Annual Report to
                                        Shareholders
                                             Page

     Independent Auditors' Report            4

     Consolidated Balance Sheets as of
       December 31, 1996 and 1995            5

     Consolidated Statements of Income for
       the years ended December 31, 1996,
       1995 and 1994                         6

     Consolidated Statements of Changes
       in Shareholders' Equity for the
       years ended December 31, 1996,
       1995 and 1994                         7

     Consolidated Statements of Cash Flows
       for the years ended December 31,
       1996 and 1995 and 1994                8

     Notes to Consolidated Financial
       Statements                            9-27

     All other schedules have been omitted because the required information is either inapplicable or has been included in the Corporation's consolidated financial statement or notes thereto.

     (a)2.  Schedules.

     All schedules have been omitted because the required information is either inapplicable or has been included in the Corporation's consolidated financial statements or notes thereto.

     (a)3.  Exhibits.

     The exhibits filed as part of this Report on Form
10-K are identified in the Exhibit Index, which Exhibit
Index specifically identifies those exhibits that describe or evidence all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Report. Such Exhibit Index is incorporated herein by reference,

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMBANC CORP.


Date:  March 28, 1997    By /s/ R. Watson
                            Robert G. Watson, Chairman
                            of the Board, President &
                            Chief Executive Officer,
                            and Director


Date:  March 28, 1997       /s/ Richard E. Welling
                            Richard E. Welling,
                            Secretary, Treasurer and
                            Chief Financial Officer


Date:  March  28, 1997      /s/ Glen G. Apple
                            Glen G. Apple, Director


Date:  March 28, 1997       /s/ Paul E. Brocksmith
                            Paul E. Brocksmith,
                            Director


Date:  March ___, 1997
                            Christina M. Ernst,
                            Director


Date:  March 28, 1997       /s/ Robert D. Green
                            Robert D. Green, Director


Date:  March 28, 1997       /s/ Rolland L. Helmling
                            Rolland L. Helmling,
                            Director


Date:  March 28, 1997       /s/ Gerry M. Hippensteel
                            Gerry M. Hippensteel,
                            Director

Date:  March    , 1997
                            Rebecca A. Kaley, Director


Date:  March 28, 1997       /s/ Owen M. Landrith
                            Owen M. Landrith, Director


Date:  March ___, 1997
                            Bernard G. Niehaus,
                            Director


Date:  March 28, 1997       /s/ Robert E. Seed
                            Robert E. Seed, Director


Date:  March 28, 1997       /s/ John A. Stachura, Jr.
                            John A. Stachura, Jr.
                            Director


Date:  March    , 1997
                            Phillip M. Summers,
                            Director


Date:  March 28, 1997       /s/ Frank J. Weber
                            Frank J. Weber, Director


Date:  March 28, 1997       /s/ Howard R. Wright
                            Howard R. Wright, Director

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

     10-A Employment Agreement executed January 15,
          1985, and re-executed December 21, 1988, between the Corporation and Robert G. Watson.
          The copy of this Exhibit filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17,
          1995, is incorporated herein by reference.*

     10-B 1988 AMBANC Corp. Nonqualified Stock Option
          Plan, as amended. The copy of this Exhibit filed as Exhibit 10.2 to the Corporation's
          Registration Statement on Form S-4 (File No.
          33-61065) filed July 17, 1995, is incorporated herein by reference.*

     10-C Letter from AMBANC to Robert G. Watson, dated
          November 8, 1988, granting a stock option.
          The copy of this Exhibit filed as Exhibit 10.3 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17,
          1995, is incorporated herein by reference.*

     10-D Letter from AMBANC to Robert G. Watson, dated
          May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as
          Exhibit 10.4 to the Corporation's Registration
          Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

     10-E Letter from AMBANC to Raymond E. Mott, dated
          November 8, 1988, granting a stock option.
          The copy of this Exhibit filed as Exhibit 10.5 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17,

          1995, is incorporated herein by reference.*

     10-F Letter from AMBANC to Raymond E. Mott, dated
          May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as
          Exhibit 10.6 to the Corporation's Registration
          Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

     10-G Amended and Restated Supplemental Retirement
          Benefits Agreement between the Corporation and Robert G. Watson dated March 16, 1995. The copy of this Exhibit filed as Exhibit 10-G to the Registrant's Annual Report on Form 10-L for the year ended December 31, 1995, is incorporated herein by reference.*

     10-H AMBANC Corp. Director Stock Grant Plan. The copy of this Exhibit filed as Exhibit 10-A to the Registrant's Report on Form 10-Q for the Quarter ended June 30, 1996, is incorporated herein by reference.*

     10-I AMBANC Corp. and Affiliates Director Deferred
          Compensation Plan. The copy of this Exhibit filed as Exhibit 10-B to the Registrant's
          Report on Form 10-Q for the Quarter ended June
          30, 1996, is incorporated herein by
          reference.*

     10-J List of Executive Compensation Plans and
          Arrangements.*

     11   Statement of Computation of per share
          earnings.

     13   Copy of the portions of the Corporation's
          Annual Report to Shareholders for the year ended December 31, 1996, that are incorporated by reference herein. This exhibit, except for portions thereof that have expressly been incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

     21   List of Subsidiaries.

     23.1 Consent of Deloitte & Touche LLP.

     27   Financial Data Schedule.

     99.1 Report of Crowe, Chizek & Company.

     99.2 Reports of Kemper CPA Group L.L.C.


*Indicates an exhibit that describes or evidences a management contract or compensatory plan or arrangement required to be filed as an exhibit.