Form 10-K405/A
period 1996-12-31
AMBANC CORP
filed 1997-03-31
CIK 702904

                      FORM 10-K/A

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

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this amended reprot to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMBANC CORP.


Date:  March 31, 1997    By /s/ Richard E. Welling
                         Richard E. Welling
                         Secretary, Treasurer and Chief
                           Financial Officer

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