Form 10-Q
period 1997-03-31
AMBANC CORP
filed 1997-05-15
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997

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

               Yes:  X       No:

3,316,213 common shares of stock were outstanding as of May 14, 1997.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    March 31, 1997 (unaudited) and
    December 31, 1996

    Consolidated Statements of Income for
    three months ended March 31, 1997
    and 1996(unaudited)

    Consolidated Statements of Cash
    Flows for three months ended
    March 31, 1997 and 1996 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 1.  Legal Preceedings

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index
PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   March 31,    December 31,
                                                     1997           1996
ASSETS
Cash and due from banks                          $      21,347  $     26,409
Federal funds sold                                      12,315         5,875
  Total cash and cash equivalents                       33,662        32,284

Interest bearing deposits in other banks                   495           590
Securities available for sale at market                163,552       170,724

Loans held for sale                                      2,297         2,350

Loans, net of unearned income                          506,782       494,467
Allowance for loan losses                               (5,422)       (5,630)
  Loans, net                                           501,360       488,837
Premises, furniture and equipment, net                  11,690        11,184
Accrued interest receivable and other assets            13,523        12,785
    TOTAL ASSETS                                 $     726,579  $    718,754

LIABILITIES
Noninterest bearing deposits                     $      58,694  $     61,518
Interest bearing deposits                              580,866       571,940
  Total deposits                                       639,560       633,458
Short-term borrowings                                    6,434         5,286
Long-term debt                                           2,063         2,309
Accrued interest payable and other liabilities           6,043         5,518
    TOTAL LIABILITIES                                  654,100       646,571

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000
  shares authorized, 3,316,267
  shares issued at March 31, 1997,
  and December 31, 1996                                 33,163        33,163
Treasury stock (564 and 724 shares at cost)               (19)          (21)
Retained earnings                                       40,149        38,731
Unrealized gain/(loss) on securities
  available for sale, net of deferred taxes               (814)          310
    TOTAL SHAREHOLDERS' EQUITY                          72,479        72,183
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     726,579  $    718,754

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                    Three Months Ended
                                          March 31,
                                       1997       1996
INTEREST INCOME
  Interest and fees on loans        $  11,070  $  10,295
  Interest and fees on loans
    held for sale                          47        124
  Interest on securities
    Taxable                             1,746      1,889
    Tax exempt                            733        693
  Other interest                           84        337
    TOTAL INTEREST INCOME              13,680     13,338
INTEREST EXPENSE
  Interest on deposits                  6,760      6,591
  Interest on short-term borrowings        96         91
  Interest on long-term debt               35         39
    TOTAL INTEREST EXPENSE              6,891      6,721
      NET INTEREST INCOME               6,789      6,617
Provision for loan losses                 315        267
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,474      6,350
NONINTEREST INCOME
  Income from fiduciary activities        194        130
  Service charges on
    deposit accounts                      403        363
  Gain/(loss) on securities                55          1
  Other operating income                  343        234
    TOTAL NONINTEREST INCOME              995        728
NONINTEREST EXPENSE
  Salaries and employees benefits       2,500      2,461
  Occupancy expenses, net                 341        285
  Equipment expenses                      316        302
  Data processing expenses                123        132
  FDIC insurance                            7         21
  Other operating expenses              1,172      1,096
    TOTAL NONINTEREST EXPENSE           4,459      4,297
      INCOME BEFORE INCOME TAXES        3,010      2,781
Income taxes                              895        800
      NET INCOME                    $   2,115  $   1,981

EARNINGS PER COMMON SHARE
    Net income per share            $     .64  $     .60

Weighted average outstanding shares 3,315,952  3,316,267

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)

                                                   Three Months Ended
                                                         March 31,
                                                      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   2,115  $   1,981
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                           84         75
      Depreciation                                       299        258
      Provision for loan losses                          315        267
      (Gain)/loss on securities                          (55)        (1)
      (Gain) on sales of loans                          (130)       (62)
      Proceeds from sales of loans held for sale       6,303      6,967
      Loans held for sale made to customers,
        net of payments collected                     (6,120)    (7,880)
      Accrued interest receivable
        and other assets                                 (78)      (433)
      Accrued interest payable
        and other liabilities                            525        687
      Deferred loan fees net of costs                    (25)        13
        NET CASH FROM OPERATING ACTIVITIES             3,233      1,872

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           5,791         --
  Proceeds from maturities and calls of securities
    available for sale                                 5,742     15,125
  Purchases of securities available for sale          (6,174)   (30,151)
  Net change in interest bearing deposits
    in other banks                                        95          1
  Loans made to customers, net of
    payments collected                               (12,813)    (9,933)
  Loans purchased                                         --     (1,000)
  Proceeds from sales of loans                            --      2,404
  Property and equipment expenditures                   (805)      (788)
        NET CASH FROM INVESTING ACTIVITIES            (8,164)   (24,342)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                   Three Months Ended
                                                         March 31,
                                                      1997       1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                               6,102     18,342
  Net change in short-term borrowings                  1,148      1,085
  Payments on long-term debt                            (267)      (300)
  Proceeds on long-term debt                              21         25
  Net change in treasury stock                             2         --
  Dividends paid                                        (697)      (663)
        NET CASH FROM FINANCING ACTIVITIES             6,309     18,489

NET CHANGE IN CASH AND CASH EQUIVALENTS                1,378     (3,981)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        32,284     43,173
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  33,662  $  39,192
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $   7,062  $   6,237
    Income taxes                                           8        165

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

The Consolidated balance sheet as of March 31, 1997, consolidated statements of income for the three month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1996, annual report to shareholders. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards (FAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective January 1, 1997. The adoption of FAS 125 had no effect on the Corporation's financial statements due to no covered transactions existing.

FAS 128, "Earnings per Share" was issued in February 1997 and establishes new standards for computing and presenting earnings per share (EPS). Specifically FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997: earlier application is not permitted. Management has determined that the adoption of FAS 128 will not have a material effect on the accompanying financial statements.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain items in the prior years financial statements have been reclassified to correspond with the current presentation.
PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)


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

                          Three Months Ended
                               March 31,        Increase
                            1997       1996    (Decrease)

  Interest income       $    13,680 $    13,338     2.56 %
  Adjusted for tax
    exempt income               417         400     4.25

    Tax equivalent
      interest income        14,097      13,738     2.61
  Interest expense            6,891       6,721     2.53

    Net interest income $     7,206 $     7,017     2.69 %

Net interest income increased $189 or 2.69% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This $189 increase was a combination of a $359 increase in interest income offset by a $170 increase in interest expense. The $359 increase in interest income was composed of an increase of $459 due to increased volume of average interest earning assets and a decrease of $100 due to decreased rates received on these interest earning assets. The PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)


$170 increase in interest expense was a combination of an increase of $235 due to increased volume of average interest bearing liabilities and a decrease of $65 due to rate decreases on these interest bearing liabilities.

The Corporation's average assets for the first three months of 1997 increased $23,391 or 3.38% to $714,508 from $691,117 for the first three months of 1996. The percent of average earning assets to total average assets has stayed consistent at 94.86% for the first three months of 1997 and 94.88% for the first three months of 1996.

Net interest margin increased .01% to 4.31% for the first three months of 1997 from 4.30% for the first three months of 1996. This small increase is due to the cost of average interest bearing liabilities decreasing .01% from 4.81% for the first three months of 1996 to 4.80% for the first three months of 1997 while the yield on average earning assets remained the same for the first three months of 1997 and 1996 at 8.43%. Although the Corporation continues to place emphasis on increasing the net interest margin, it has proven increasingly difficult with increased emphasis on rates by the competition.

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

The provision for loan losses was increased $48 or 17.98% to $315 during first quarter 1997 compared to $267 during the first quarter 1996. This increase was due to outstanding loans increasing $12,315 or 2.49% in the first three months of 1997 compared to an increase of $8,366 or 1.89% in the same period in 1996 and as replacement for net loan charge offs which increased in 1997 compared to 1996.

The allowance for loan losses at March 31, 1997, was $5,422 or 1.07% of total loans less unearned income as compared to $5,630 or 1.14% of total loans less unearned income at December 31, 1996. During the first three months of 1997, loans charged off were $605 and recoveries from previously written off loans were $82, thus net charge offs for the first three months of 1997 were $523. The adequacy of the allowance for loan losses is analyzed by management of each subsidiary bank based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at March 31, 1997, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are the different types of problem loans with their outstanding balances and percent of total loans less unearned income at March 31, 1997, and December 31, 1996:

                              March 31, 1997    December 31, 1996
Nonaccrual loans              $1,266     .25%    $1,421     .29%
Loans past due 90 days         1,898     .37      1,313     .27
Performing restructured loans  4,012     .79      3,089     .62
OREO                             419     .08        324     .07


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the first three months ending March 31, 1997 and 1996 was:

                                   1997        1996
Balance, January 1                $5,630      $5,022
Provision for loan losses            315         267
Loans charged off                   (605)       (277)
Recoveries of loans previously
     charged off                      82         127
Balance, March 31,                $5,422      $5,139

Noninterest income for the three months ended March 31, 1997, increased 36.68% or $267 to $995 from $728 in 1996. Income from fiduciary services increased $64 or 49.23% to $194 from $130 in 1996. This increase is due to increased business and quicker timing of billings in 1997 compared to 1996. Service charges on deposit accounts increased $40 or 11.02% to $403 in 1997 compared to $363 in 1996 and is mainly due to increased charges on non sufficient fund checks. Security gains were up $54 for the first quarter 1997 compared to first quarter 1996. The Corporation instituted a plan of selling small investment pieces to reduce carrying expenses and to extending maturities on securities that would mature within the next year. These efforts increased security gains by $54 in first quarter 1997 over 1996. Other operating income increased 46.58% or $109 to $343 for the three months ended March 31, 1997, from $234 for the same three months in 1996. This increase is due to several factors with the largest ones being increases in insurance commissions and gains on sales of loans to the secondary mortgage market.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

Noninterest expense for the three months ended March 31, 1997, was $4,459 as compared to $4,297 for the three months ended March 31, 1996, for an increase of $162 or 3.77%. Salaries and employee benefits are the largest portion of noninterest expense and increased $39 or 1.58% in the first three months of 1997 compared to the same period in 1996. This increase is due in part to the Corporation having three more branches in operation during the first quarter of 1997 than during the first quarter of 1996. Salary expenses are actually lower in 1997 as compared to 1996 because $80 of bonuses were paid during the second quarter of 1997 verses the comparable bonuses being paid during the first quarter in 1996. These bonuses are not accrued but are approved by the Board of Directors annually.

Occupancy expenses were up $56 or 19.65% and equipment expenses were up $14 or 4.64% in the first quarter of 1997 compared to 1996. The addition of the three branches in 1997 added to these expenses. The Corporation will open two more branches during the second quarter of 1997. One of these branches is a replacement for an existing drive-in branch and the other is the addition of a new in store Wal-Mart branch. The Corporation entered the new market area of Evansville, Indiana on January 1, 1997, and will add this Wal-Mart branch to that market area on May 21, 1997. A piece of land has also been committed to in Terre Haute, Indiana in Vigo County for construction of a full service branch. This branch is expected to be completed in the first quarter of 1998 and will complement the Wal-Mart branch opened in that city in late 1995. The addition of these branches can be expected to have incremental increases on noninterest expenses of the Corporation.

Data processing expenses have decreased $9 or 6.82% to $123 in 1997 due to the consolidation of data processing systems which was completed during 1996. The subsidiary banks have been assigned the classification of least risk by the FDIC and as such are subject to the lowest deposit insurance rates available from the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). These rates are set to remain constant until the year 2000 and are .0129% for BIF and .0243% for SAIF. PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

Other operating expenses increased $76 or 6.93% to $1,172 for the first three months of 1997 from $1,096 for the same period in 1996. This increase is due primarily to the increase in the number of branches and expenses related to entering a new market area with a denovo branch in Evansville, Indiana. Loan collection expenses have also increased with the increase in loans charged off.

Income before income taxes was up $229 or 8.23% to $3,010 for the first three months of 1997 from $2,781 for the first three months of 1996. The net income for the first three months ended March 31, 1997, was up $134 or 6.76% to $2,115 as compared to $1,981 for the three months ended March 31, 1996. Earnings per share were $.64 in 1997 and were $.60 in 1996. Based upon annualized net income the return on average assets was 1.20% for the first three months of 1997 compared to 1.15% for the same period in 1996.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months ended March 31, 1997 and 1996. The Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.

                                  Three Months Ended
                                       March 31,
                                    1997       1996
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 714,508  $ 691,117
 Securities                        168,921    179,538
 Loans                             500,169    446,500
 Allowance for loan losses           5,455      5,020
 Deposits                          627,805    607,634
 Shareholders' equity               72,510     68,095

END OF PERIOD BALANCE SHEET DATA
 Total assets                    $ 726,579  $ 701,269
 Securities                        163,552    186,186
 Loans                             506,782    451,023
 Allowance for loan losses           5,422      5,139
 Deposits                          639,560    618,411
 Shareholders' equity               72,479     67,618

INCOME DATA
 Net interest income(t.e. basis) $   7,206  $   7,017
 Provision for loan losses             315        267
 Noninterest income                    995        728
 Noninterest expense                 4,459      4,297
 Net income                          2,115      1,981

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended
                                       March 31,
                                    1997       1996
PER SHARE DATA
 Net income                      $     .64  $     .60
 Cash dividends                        .21        .20
 Book value at end of period         21.86      20.39
 Book value at end of period
  before FAS 115                     22.10      20.48
 Tangible book value at end
  of period                          21.34      19.82
 Tangible book value at end of
  period before FAS 115              21.58      19.91
 Stock price at end of period        36.00      29.05
 Weighted average
   shares                        3,316,267  3,316,267
 Weighted average
   treasury shares                     315         --

SELECTED RATIOS
 Return on average assets            1.20%      1.15%
 Return on average equity
  before FAS 115                    11.87      11.89
 Net interest margin(t.e.basis)      4.31       4.30
 Efficiency ratio                   57.28      58.50
 Net charge-offs to average loans     .10        .03
 Allowance for loan losses
  to loans                           1.07       1.14
 Nonaccrual loans to loans            .25        .22
 Loans past due 90 days or
  more to loans                       .37        .38
 Performing restructured loans
  to loans                            .79        .01
 OREO to loans                        .08        .06
 Leverage capital(Tier 1
  equity/average assets)            10.03       9.59
 Tier 1 risk-based capital          13.34      13.39
 Total risk-based capital           14.35      14.44

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have increased $7,825 or 1.09% to $726,579 at March 31, 1997, from $718,754 at December 31, 1996 while total noninterest bearing deposits have decreased $2,824 or 4.59% and interest bearing deposits have increased $8,926 or 1.56% at March 31, 1997, from December 31, 1996 for a total deposit increase of $6,102 or .96%. Securities available for sale before the mark to market have decreased $5,388 or 3.16% to $164,861 at March 31, 1997, from $170,249 at December 31, 1997. The Corporation did sell small investment pieces to eliminate carrying costs, but the major portion of the decrease in securities was due to normal maturities and calls. Securities available for sale at market indicates a decrease of $7,172 or 4.20% at March 31, 1997, from December 31, 1996. This decrease includes the mark-to-market on securities which went to a negative $1,309 at March 31, 1997, from a positive $475 at December 31, 1996. This market valuation reduction is the result of normal repricing of investment securities in a rising rate environment but did account for $1,784 of the change in the valuation of securities available for sale on the balance sheet.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced demand for these loans during the three months ended March 31, 1997. Current market rate competition on these loans is making it necessary to sell these loans as soon as they are booked. The following is the detail of activity in the loans held for sale between year end and March 31, 1997:

     Balance December 31, 1996             $ 2,350
     New loans booked (net of payments)      6,303
     Loans sold                             (6,356)
         Total at March 31, 1997           $ 2,297


The sale of loans to the secondary market has provided $130 of net gains on sales during the first quarter of 1997 and the Corporation is servicing $100,378 of real estate loans sold to the secondary market as of March 31, 1997.

Loans have increased $12,315 or 2.49% at March 31, 1997, from
December 31, 1996. The following shows the balance and percent of total by loan classification as of the end of the periods:

                            3-31-97           12-31-96
                                  % of               % of
                        Balance   Total    Balance   Total
     Commercial         $216,558  42.73%   $201,092  40.67%
     Agricultural         48,347   9.54      55,404  11.20
     Real estate         132,902  26.22     129,116  26.11
     Installment         105,592  20.84     105,169  21.27
     Credit cards          3,383    .67       3,686    .75
       Total            $506,782           $494,467

The Corporation has seen increased demand for commercial loans as the economy continues its steady to slightly increased movement and commercial loans have increased $15,466 or 7.69%. The decrease in agricultural loans is due to normal seasonal fluctuations with crops being sold and loan balances being paid down during the first quarter of the year.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

   As of and for the three months ended March 31, 1997
    (Dollar amounts in thousands, except share data)


Total shareholders' equity, including the unrealized loss on securities available for sale, increased $296 or .41% to $72,479 at March 31, 1997, from $72,183 at December 31, 1996. The change in the adjustment for securities available for sale caused total equity to decrease $1,124 or 1.56% at March 31, 1997, from December 31, 1996. This decrease is the after tax effect of the mark-to-market adjustment on securities available for sale which was a negative $814 at March 31, 1997, and was a positive $310 at December 31, 1996. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $71,757 at December 31, 1996, and increased $1,408 or 1.96% to $73,165 at March 31, 1997.
This increase was net income of $2,115 less dividends paid of $697 less $12 related to a decrease in the mark-to-market on mutual funds and plus $2 related to treasury stock.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations; Tier 1 Leverage Capital, Tier 1 Capital and total Capital. The Corporation's capital ratios at March 31, 1997, and December 31, 1996, were:


                           March 31, 1997     December 31, 1996

Tier 1 Leverage Capital         10.03%             10.00%
Tier 1 Capital                  13.34%             13.26%
Total Capital                   14.35%             14.33%


PAGE

                      AMBANC CORP.

    As of and for the three months ended March 31, 1997


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Other than ordinary routine litigation incidental to   the
business, there are no material pending legal     proceedings to
which the Corporation or its subsidiaries are     a party or of
which any of their property is the subject.


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          11  Statement of Computation of per share
              earnings.  The copy of this exhibit filed as
              Exhibit 11 to AMBANC's Annual Report on Form
              10-K for the year ended December 31, 1996, is incorporated herein by reference.

          27  Financial Data Schedule for March 31, 1997.


     (b) No Form 8-K was filed with the SEC during the quarter ended March 31, 1997.






PAGE

                      AMBANC CORP.

    As of and for the three months ended March 31, 1997


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: May 14, 1997       BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: May 14, 1997       BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

    As of and for the three months ended March 31, 1997


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1996,
             is incorporated herein by reference.

   27        Financial Data Schedule for March
             31, 1997.







* Incorporated by reference from previously filed documents.