Form 10-Q
period 1997-06-30
AMBANC CORP
filed 1997-08-15
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

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

               Yes:  X       No:

3,316,213 common shares of stock were outstanding as of August 14, 1997.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    June 30, 1997 (unaudited) and
    December 31, 1996

    Consolidated Statements of Income for
    Six and three months ended June 30, 1997 and 1996(unaudited)

    Consolidated Statements of Cash
    Flows for six months ended
    June 30, 1997 and 1996 (unaudited)

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
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                    June 30,    December 31,
                                                     1997           1996
ASSETS
Cash and due from banks                          $      19,510  $     26,409
Federal funds sold                                       2,525         5,875
  Total cash and cash equivalents                       22,035        32,284

Interest bearing deposits in other banks                   397           590
Securities available for sale at market                161,471       170,724

Loans held for sale                                      2,005         2,350

Loans, net of unearned income                          510,147       494,467
Allowance for loan losses                               (5,475)       (5,630)
  Loans, net                                           504,672       488,837
Premises, furniture and equipment, net                  12,920        11,184
Accrued interest receivable and other assets            13,509        12,785
    TOTAL ASSETS                                 $     717,009  $    718,754

LIABILITIES
Noninterest bearing deposits                     $      55,084  $     61,518
Interest bearing deposits                              573,792       571,940
  Total deposits                                       628,876       633,458
Short-term borrowings                                    6,057         5,286
Long-term debt                                           1,968         2,309
Accrued interest payable and other liabilities           5,425         5,518
    TOTAL LIABILITIES                                  642,326       646,571

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000
  shares authorized, 3,316,267
  shares issued at June 30, 1997,
  and December 31, 1996                                 33,163        33,163
Treasury stock (554 and 724 shares at cost)               (21)          (21)
Retained earnings                                       41,432        38,731
Unrealized gain/(loss) on securities
  available for sale, net of deferred taxes                109           310
    TOTAL SHAREHOLDERS' EQUITY                          74,683        72,183
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     717,009  $    718,754

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1997       1996       1997       1996
INTEREST INCOME
  Interest and fees on loans        $  11,343  $  10,218  $  22,337  $  20,385
  Interest and fees on loans
    held for sale                          23        168         70        292
  Interest on securities
    Taxable                             1,695      1,994      3,441      3,883
    Tax exempt                            725        715      1,458      1,408
  Other interest                          149        166        233        503
    TOTAL INTEREST INCOME              13,935     13,261     27,539     26,471
INTEREST EXPENSE
  Interest on deposits                  6,987      6,610     13,747     13,201
  Interest on short-term borrowings        66         88        162        179
  Interest on long-term debt               31         35         66         74
    TOTAL INTEREST EXPENSE              7,084      6,733     13,975     13,454
      NET INTEREST INCOME               6,851      6,528     13,564     13,017
Provision for loan losses                 315        299        630        566
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,536      6,229     12,934     12,451
NONINTEREST INCOME
  Income from fiduciary activities        177        207        371        337
  Service charges on
    deposit accounts                      417        397        820        760
  Gain/(loss) on securities                19         (8)        74         (7)
  Other operating income                  490        446        909        808
    TOTAL NONINTEREST INCOME            1,103      1,042      2,174      1,898
NONINTEREST EXPENSE
  Salaries and employees benefits       2,721      2,443      5,221      4,904
  Occupancy expenses, net                 351        307        692        592
  Equipment expenses                      343        276        659        578
  Data processing expenses                113         91        236        223
  FDIC insurance                           26         22         33         43
  Other operating expenses              1,169      1,269      2,341      2,365
    TOTAL NONINTEREST EXPENSE           4,723      4,408      9,182      8,705
      INCOME BEFORE INCOME TAXES        2,916      2,863      5,926      5,644
Income taxes                              904        824      1,799      1,624
      NET INCOME                    $   2,012  $   2,039  $   4,127  $   4,020

EARNINGS PER COMMON SHARE
    Net income per share            $     .60  $     .61  $    1.24  $    1.21

Weighted average outstanding shares 3,316,058  3,316,232  3,316,005  3,316,250

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)


                                                     Six Months Ended
                                                         June 30,
                                                      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   4,127  $   4,020
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          169        174
      Depreciation                                       595        519
      Provision for loan losses                          630        566
      (Gain)/loss on securities                          (74)         7
      Gain on sales of assets                             (6)        --
      (Gain) on sales of loans                          (277)      (216)
      Proceeds from sales of loans held for sale      12,239     12,740
      Loans held for sale made to customers,
        net of payments collected                    (11,617)   (15,353)
      Accrued interest receivable
        and other assets                                (715)      (869)
      Accrued interest payable
        and other liabilities                             16      2,166
      Deferred loan fees net of costs                    (78)       (23)
        NET CASH FROM OPERATING ACTIVITIES             5,009      3,731

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           6,207      5,152
  Proceeds from maturities and calls of securities
    available for sale                                10,390     24,995
  Purchases of securities available for sale          (7,758)   (42,901)
  Net change in interest bearing deposits
    in other banks                                       193        101
  Loans made to customers, net of
    payments collected                               (16,387)   (27,268)
  Loans purchased                                         --         (8)
  Proceeds from sales of loans                            --      3,404
  Property and equipment expenditures                 (2,325)    (1,188)
        NET CASH FROM INVESTING ACTIVITIES            (9,680)   (37,713)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                     Six Months Ended
                                                         June 30,
                                                      1997       1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                              (4,582)    27,040
  Net change in short-term borrowings                    771      1,920
  Payments on long-term debt                            (400)      (484)
  Proceeds on long-term debt                              59         53
  Net change in treasury stock                            --        (30)
  Dividends paid                                      (1,426)    (1,328)
        NET CASH FROM FINANCING ACTIVITIES            (5,578)    27,171

NET CHANGE IN CASH AND CASH EQUIVALENTS              (10,249)    (6,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        32,284     43,173
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  22,035  $  36,362
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $  14,121  $  12,756
    Income taxes                                       2,198      2,000
  Noncash activities during the period:
    Reclassification of loans held for sale
      to real estate loans                               --       5,220

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

The Consolidated balance sheet as of June 30, 1997, consolidated statements of income for the six month and three month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's December 31, 1996, annual report to shareholders. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards (FAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. The adoption of FAS 125 had no effect on the Corporation's financial statements due to no covered transactions existing.

FAS 128, "Earnings per Share," was issued in February 1997 and establishes new standards for computing and presenting earnings per share (EPS). Specifically FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for both interim and annual fiscal periods ending after December 15, 1997.
Earlier application is not permitted. Management has determined that the adoption of FAS 128 will not have a material effect on the accompanying consolidated financial statements.

FAS 130, "Comprehensive Income", was issued in June 1997, becomes effective for fiscal years beginning after December 15, 1997, and requires reclassification of earlier financial statements for comparative purposes. It requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of FAS 130 on the consolidated financial statements.

FAS 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997, and will change the way corporations report information about products, services and segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Management has not yet determined the effect, if any, of FAS 131 on the consolidated financial statements.

PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)


FINANCIAL STATEMENT RECLASSIFICATIONS

Income included in fees on loans has been restated for the current period and all prior periods presented. Changes included the reclassification of income items from fees on loans to the other operating income section of the income statement. These reclassifications had the effect of lowering the net interest margin and increasing the noninterest income but had no effect on net income. Reclassifications were made to present the Corporation's income information on a consistent basis with that of the financial institutions industry. Certain other items in the prior years financial statements have been reclassified to correspond with the current presentations.

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

                            Six Months Ended
                                June 30,        Increase
                            1997       1996    (Decrease)

  Interest income       $    27,539 $    26,471     4.03 %
  Adjusted for tax
    exempt income               830         809     2.60

    Tax equivalent
      interest income        28,369      27,280     3.99
  Interest expense           13,975      13,454     3.87

    Net interest income $    14,394 $    13,826     4.11 %


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

Net interest income increased $568 or 4.11% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. This $568 increase was a combination of a $1,089 increase in interest income offset by a $521 increase in interest expense. The $1,089 increase in interest income was composed of an increase of $832 due to increased volume of average interest earning assets and an increase of $257 due to increased rates received on these interest earning assets. The $521 increase in interest expense was a combination of an increase of $435 due to increased volume of average interest bearing liabilities and an increase of $86 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first six months of 1997 increased $23,638 or 3.40% to $718,819 from $695,181 for the first six months of 1996. The percent of average earning assets to total average assets has decreased to 94.75% or $681,052 for the first six months of 1997 and 95.09% or $661,068 for the first six months of 1996.

Net interest margin increased .05% to 4.26% for the first six months of 1997 from 4.21% for the first six months of 1996. This increase is due to the cost of average interest bearing liabilities increasing .05% from 4.77% for the first six months of 1996 to 4.82% for the first six months of 1997 while the yield on average earning assets increased .10% from 8.30% for the first six months of 1996 to 8.40% for the first six months of 1997. Although the Corporation continues to place emphasis on increasing the net interest margin, it has proven increasingly difficult with increased emphasis on rates by the competition.

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

The provision for loan losses was increased $64 or 11.31% to $630 during the first six months of 1997 compared to $566 during the first six months of 1996. This increase was due to outstanding loans increasing $15,680 or 3.17% in the first six months of 1997 and as a replacement for net loan charge offs of $785 in 1997.

The allowance for loan losses at June 30, 1997, was $5,475 or 1.07% of total loans less unearned income as compared to $5,630 or 1.14% of total loans less unearned income at December 31, 1996. During the first six months of 1997, loans charged off were $949 and recoveries from previously written off loans were $164, thus net charge offs for the first six months of 1997 were $785. The adequacy of the allowance for loan losses is analyzed by management of each subsidiary bank based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at June 30, 1997, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are the different types of problem loans with their outstanding balances and percent of total loans less unearned income at June 30, 1997, and December 31, 1996:

                               June 30, 1997    December 31, 1996
Nonaccrual loans              $1,242     .24%    $1,421     .29%
Loans past due 90 days           973     .19      1,313     .27
Performing restructured loans  3,882     .76      3,089     .62
OREO                             992     .19        324     .07


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the first six months ending June 30, 1997 and 1996 was:

                                   1997        1996
Balance, January 1                $5,630      $5,022
Provision for loan losses            630         566
Loans charged off                   (949)       (431)
Recoveries of loans previously
     charged off                     164         274
Balance, June 30,                 $5,475      $5,431

Noninterest income for the six months ended June 30, 1997, increased 14.54% or $276 to $2,174 from $1,898 in 1996. Income from fiduciary services increased $34 or 10.09% to $371 from $337 in 1996. This increase is due to increased business and quicker timing of billings in 1997 compared to 1996. The commissions for selling securities through an affiliation with PrimeVest are included in fiduciary activities income in 1997. This service is being provided to customers at both bank subsidiaries for the first time in 1997. Service charges on deposit accounts increased $60 or 7.89% to $820 in 1997 compared to $760 in 1996 and is mainly due to increased charges on non sufficient fund checks. Security gains were up $81 for the first six months of 1997 compared to the first six months of 1996. The Corporation instituted a plan of selling small investment pieces to reduce carrying expenses and to extending maturities on securities that would mature within the next year. Securities due to mature in 1997, and having market gains were also sold during the second quarter of 1997 to provide liquidity and take advantage of the gains. Other operating income increased 12.50% or $101 to $909 for the six months ended June 30, 1997, from $808 for the same six months in 1996. This increase is due primarily to increases in insurance commissions and gains on sales of loans to the secondary mortgage market.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

Noninterest expense for the six months ended June 30, 1997, was $9,182 as compared to $8,705 for the six months ended June 30, 1996, for an increase of $477 or 5.48%. Salaries and employee benefits are the largest portion of noninterest expense and increased $317 or 6.46% in the first six months of 1997 compared to the same period in 1996. This increase is due in part to the Corporation having three new branches in operation during the first half of 1997 as compared to the first half of 1996. The major increases in employee benefits were in medical insurance and expenses related to SARs on stock options outstanding.

Occupancy expenses were up $100 or 16.89% and equipment expenses were up $81 or 14.01% in the first six months of 1997 compared to 1996. The addition of the three branches in 1997 added to these expenses. The Corporation opened two branches during the second quarter of 1997. One of these branches is a replacement for an existing drive-in branch and the other is the addition of a new in store Wal-Mart branch. The Corporation entered the new market area of Evansville, Indiana on January 1, 1997, and added this Wal-Mart branch to that market area in May 1997. A piece of land has also been committed to in Terre Haute, Indiana in Vigo County for construction of a full service branch. This branch is expected to be completed in the first quarter of 1998 and will complement the Wal-Mart branch opened in that city in late 1995. The addition of these branches can be expected to have incremental increases on noninterest expenses of the Corporation.

Data processing expenses have increased $13 or 5.83% to $236 in 1997 and represent normal inflationary expenses. The subsidiary banks have been assigned the classification of least risk by the FDIC and as such are subject to the lowest deposit insurance rates available from the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). These rates are set to remain constant until the year 2000 and are .0129% for BIF and
 .0243% for SAIF.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

Other operating expenses decreased $24 or 1.01% to $2,341 for the first six months of 1997 from $2,365 for the same period in 1996. The June 30, 1996, consolidated financial statements contained an estimate for the costs related to the name change of all subsidiary banks. These added expenses in 1996 were almost matched by increased expenses in 1997 due to the increase in the number of branches and expenses related to entering a new market area with denovo branches in Evansville. This year's expenses are also up due to increased loan collection expenses related to an increase in loan charge offs.

Income before income taxes was up $282 or 5.00% to $5,926 for the first six months of 1997 from $5,644 for the first six months of 1996. The net income for the first six months ended June 30, 1997, was up $107 or 2.66% to $4,127 as compared to $4,020 for the six months ended June 30, 1996. Earnings per share were $.60 and $.61 for the quarters ending June 30, 1997 and 1996 and were $1.24 and $1.21 for the first 6 months of 1997 and 1996. Based upon annualized net income the return on average assets for the first six months of 1997 and 1996 was consistent at 1.16%.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months and six months ended June 30, 1997 and 1996. The Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                    1997       1996       1997       1996
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 723,083  $ 699,245  $ 718,819  $ 695,181
 Earning assets                    684,266    666,396    681,052    661,068
 Securities                        162,825    185,106    165,856    182,322
 Loans                             508,117    459,058    504,165    452,779
 Allowance for loan losses           5,346      5,162      5,400      5,091
 Goodwill                            1,696      1,872      1,717      1,893
 Deposits                          636,344    615,858    632,098    611,746
 Shareholders' equity               72,739     67,959     72,625     68,027

END OF PERIOD BALANCE SHEET DATA
 Total assets                                          $ 717,009  $ 712,586
 Securities                                              161,471    182,924
 Loans                                                   510,147    471,615
 Allowance for loan losses                                 5,475      5,431
 Goodwill                                                  1,681      1,851
 Deposits                                                628,876    627,109
 Shareholders' equity                                     74,683     68,405

INCOME DATA
 Net interest income(t.e. basis) $   7,264  $   6,937  $  14,394  $  13,826
 Provision for loan losses             315        299        630        566
 Noninterest income                  1,103      1,042      2,174      1,898
 Noninterest expense                 4,723      4,408      9,182      8,705
 Net income                          2,012      2,039      4,127      4,020

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1997       1996       1997       1996
PER SHARE DATA
 Net income                      $     .60  $     .61  $    1.24  $    1.21
 Cash dividends                        .22        .20        .43        .40
 Book value at end of period                               22.52      20.63
 Tangible book value at end
  of period                                                22.02      20.08
 Stock price at end of period                              37.13      27.38
 Weighted average
   shares                        3,316,267  3,316,267  3,316,267  3,316,267
 Weighted average
   treasury shares                     209         35        262         17

SELECTED RATIOS
 Return on average assets            1.12%      1.17%       1.16%      1.16%
 Return on average equity           11.09      12.07       11.46      11.88
 Net interest margin(t.e.basis)      4.26       4.19        4.26       4.21
 Efficiency ratio                   59.38      58.23       58.34      58.36
 Net charge-offs to average loans     .05         --         .16        .03
 Allowance for loan losses
  to loans                                                  1.07       1.15
 Nonaccrual loans to loans                                   .24        .84
 Loans past due 90 days or
  more to loans                                              .19        .37
 Performing restructured loans
  to loans                                                   .76        .02
 OREO to loans                                               .19        .06
 Tier 1 leverage capital                                   10.14       9.71
 Tier 1 capital                                            13.66      13.31
 Total capital                                             14.68      14.38

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have decreased $1,745 or .24% to $717,009 at June 30, 1997, from $718,754 at December 31, 1996. Total noninterest bearing deposits have decreased $6,434 or 10.46% and interest bearing deposits have increased $1,852 or .32% at June 30, 1997, from December 31, 1996 for a total deposit decrease of $4,582 or
 .72%. Securities available for sale before the mark to market have decreased $8,934 or 5.25% to $161,315 at June 30, 1997, from $170,249 at December 31, 1996. The Corporation sold small investment pieces to eliminate carrying costs, but the major portion of the decrease in securities was due to normal maturities and calls. Securities available for sale at market indicates a decrease of $9,253 or 5.42% at June 30, 1997, from December 31, 1996. This decrease includes the mark-to-market on securities which went to a positive $156 at June 30, 1997, from a positive $475 at December 31, 1996. This market valuation change is the result of normal repricing of investment securities in different rate environments and accounted for $319 of the reduction in the valuation of securities available for sale on the balance sheet.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced demand for these loans during the six months ended June 30, 1997. Current market rate competition on these loans is making it necessary to sell them as soon as they are booked. The following is the detail of activity in the loans held for sale between year end and June 30, 1997:

     Balance December 31, 1996             $ 2,350
     New loans booked (net of payments)     11,617
     Loans sold                            (11,962)
         Total at June 30, 1997            $ 2,005


The sale of loans to the secondary market has provided $277 of net gains on sales during the first six months of 1997 and the Corporation is servicing $102,825 of real estate loans sold to the secondary market as of June 30, 1997.

Loans have increased $15,680 or 3.17% at June 30, 1997, from
December 31, 1996. The following shows the balance and percent of total by loan classification as of the end of the periods:

                            6-30-97           12-31-96
                                  % of               % of
                        Balance   Total    Balance   Total
     Commercial         $204,884  40.16%   $201,092  40.67%
     Agricultural         52,780  10.35      55,404  11.20
     Real estate         139,423  27.33     129,116  26.11
     Installment         109,748  21.51     105,169  21.27
     Credit cards          3,312    .65       3,686    .75
       Total            $510,147           $494,467

The types of loans outstanding as a percentage of total loans has remained very consistent between year end 1996 and June 30, 1997. The demand for new commercial loans has been the strongest because there have been several pay offs of large commercial loans during the second quarter of 1997. The decrease in agricultural loans is due to normal seasonal fluctuations with crops being sold and loan balances being paid down during the first six months of the year. The slight increase in the percentage of real estate loans to total loans is due to a special program for variable rate loans during the second quarter at one of our bank subsidiaries.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1997
    (Dollar amounts in thousands, except share data)


Total shareholders' equity, including the unrealized loss on securities available for sale, increased $2,500 or 3.46% to $74,683 at June 30, 1997, from $72,183 at December 31, 1996. The change in the adjustment for securities available for sale caused total equity to decrease $201 or .28% at June 30, 1997, from December 31, 1996. This decrease is the after tax effect of the mark-to-market adjustment on securities available for sale which was a positive $109 at June 30, 1997, and was a positive $310 at December 31, 1996. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $71,757 at December 31, 1996, and increased $2,703 or 3.77% to $74,460 at June 30, 1997.
This increase was due to net income of $4,127 less dividends paid of $1,426 plus $2 related to a decrease in the mark-to-market on mutual funds.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations: Tier 1 Leverage Capital, Tier 1 Capital and Total Capital. The Corporation's capital ratios at June 30, 1997, and December 31, 1996, were:


                            June 30, 1997     December 31, 1996

Tier 1 Leverage Capital         10.14%             10.00%
Tier 1 Capital                  13.66%             13.26%
Total Capital                   14.68%             14.33%


PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1997


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

          27  Financial Data Schedule for June 30, 1997.


     (b) No Form 8-K was filed with the SEC during the quarter ended June 30, 1997.






PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1997


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: August 14, 1997    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: August 14, 1997    BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1997


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1996,
             is incorporated herein by reference.

   27        Financial Data Schedule for June
             30, 1997.







* Incorporated by reference from previously filed documents.