Form 10-Q
period 1997-09-30
AMBANC CORP
filed 1997-11-14
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

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

               Yes:  X       No:

6,653,647 common shares of stock were outstanding as of November 14, 1997.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    September 30, 1997 (unaudited) and
    December 31, 1996

    Consolidated Statements of Income for
    Nine and three months ended September 30, 1997 and 1996(unaudited)

    Consolidated Statements of Cash
    Flows for nine months ended
    September 30, 1997 and 1996 (unaudited)

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
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                September 30,    December 31,
                                                     1997           1996
ASSETS
Cash and due from banks                          $      26,448  $     26,409
Federal funds sold                                          --         5,875
  Total cash and cash equivalents                       26,448        32,284

Interest bearing deposits in other banks                   397           590
Securities available for sale at market                158,421       170,724

Loans held for sale                                      2,137         2,350

Loans, net of unearned income                          531,090       494,467
Allowance for loan losses                               (5,670)       (5,630)
  Loans, net                                           525,420       488,837
Premises, furniture and equipment, net                  12,878        11,184
Accrued interest receivable and other assets            14,908        12,785
    TOTAL ASSETS                                 $     740,609  $    718,754

LIABILITIES
Noninterest bearing deposits                     $      55,870  $     61,518
Interest bearing deposits                              589,574       571,940
  Total deposits                                       645,444       633,458
Short-term borrowings                                   10,349         5,286
Long-term debt                                           1,981         2,309
Accrued interest payable and other liabilities           6,153         5,518
    TOTAL LIABILITIES                                  663,927       646,571

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000
  shares authorized, 6,653,647 and
  3,316,267 shares issued and outstanding at
  September 30, 1997, and December 31, 1996             66,536        33,163
Treasury stock (768 and 724 shares at cost)                (19)          (21)
Retained earnings                                        9,336        38,731
Unrealized gain/(loss) on securities
  available for sale, net of deferred taxes                829           310
    TOTAL SHAREHOLDERS' EQUITY                          76,682        72,183
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     740,609  $    718,754

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                    Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1997       1996       1997       1996
INTEREST INCOME
  Interest and fees on loans        $  11,819  $  10,676  $  34,156  $  31,061
  Interest and fees on loans
    held for sale                          49         58        119        350
  Interest on securities
    Taxable                             1,638      2,006      5,079      5,889
    Tax exempt                            716        701      2,174      2,109
  Other interest income                    44         47        277        550
    TOTAL INTEREST INCOME              14,266     13,488     41,805     39,959
INTEREST EXPENSE
  Interest on deposits                  7,110      6,648     20,857     19,849
  Interest on short-term borrowings        73        118        235        297
  Interest on long-term debt               32         34         98        108
    TOTAL INTEREST EXPENSE              7,215      6,800     21,190     20,254
      NET INTEREST INCOME               7,051      6,688     20,615     19,705
Provision for loan losses                 315        100        945        666
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,736      6,588     19,670     19,039
NONINTEREST INCOME
  Income from fiduciary activities        193        125        564        462
  Service charges on
    deposit accounts                      434        401      1,254      1,161
  Gain/(loss) on sales of securities       --         10         74          3
  Other operating income                  444        201      1,353      1,009
    TOTAL NONINTEREST INCOME            1,071        737      3,245      2,635
NONINTEREST EXPENSE
  Salaries and employee benefits        2,872      2,433      8,093      7,337
  Occupancy expenses, net                 386        319      1,078        911
  Equipment expenses                      386        310      1,045        888
  Data processing expenses                116        132        352        355
  FDIC insurance                           24        213         57        256
  Other operating expenses              1,152      1,276      3,493      3,641
    TOTAL NONINTEREST EXPENSE           4,936      4,683     14,118     13,388
      INCOME BEFORE INCOME TAXES        2,871      2,642      8,797      8,286
Income taxes                              864        770      2,663      2,394
      NET INCOME                    $   2,007  $   1,872  $   6,134  $   5,892

EARNINGS PER AVERAGE COMMON SHARE
    Net income per share            $     .30  $     .28  $     .92  $     .89

Weighted average outstanding shares 6,633,646  6,630,912  6,632,562  6,632,819

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)


                                                     Nine Months Ended
                                                       September 30,
                                                      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   6,134  $   5,892
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          249        260
      Depreciation                                       919        784
      Provision for loan losses                          945        666
      (Gain)/loss on securities                          (74)        (3)
      Gain on sales of assets                             (1)        --
      (Gain) on sales of loans                          (425)      (227)
      Proceeds from sales of loans held for sale      19,606     24,761
      Loans held for sale made to customers,
        net of payments collected                    (18,968)   (20,615)
      Accrued interest receivable
        and other assets                              (2,123)    (3,235)
      Accrued interest payable
        and other liabilities                            345      1,387
      Deferred loan fees net of costs                   (148)       (65)
        NET CASH FROM OPERATING ACTIVITIES             6,459      9,605

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                           6,207     11,028
  Proceeds from maturities and calls of securities
    available for sale                                14,692     37,262
  Purchases of securities available for sale          (7,962)   (54,334)
  Net change in interest bearing deposits
    in other banks                                       193        102
  Loans made to customers, net of
    payments collected                               (38,559)   (44,342)
  Loans purchased                                         --         (8)
  Proceeds from sales of loans                         1,179      4,904
  Property and equipment expenditures                 (2,612)    (1,841)
        NET CASH FROM INVESTING ACTIVITIES           (26,862)   (47,229)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                     Nine Months Ended
                                                       September 30,
                                                      1997       1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                              11,986     19,221
  Net change in short-term borrowings                  5,063        992
  Payments on long-term debt                            (400)      (484)
  Proceeds on long-term debt                              72         73
  Net change in treasury stock                             2         (6)
  Dividends paid                                      (2,156)    (1,989)
        NET CASH FROM FINANCING ACTIVITIES            14,567     17,807

NET CHANGE IN CASH AND CASH EQUIVALENTS               (5,836)   (19,817)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        32,284     43,173
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  26,448  $  23,356
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $  20,971  $  19,639
    Income taxes                                       3,463      2,950
  Noncash activities during the period:
    Reclassification of loans held for sale
      to real estate loans                               --         940

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

The consolidated balance sheet as of September 30, 1997, consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997, and all periods presented, have been made.

All per share calculations have been restated to reflect the issuance of 3,316,267 common shares in the 2-for-1 stock split paid on August 29, 1997, to shareholders of record on August 18, 1997. The Corporation also issued 21,113 common shares with the exercise of stock options on September 25, 1997. The ending outstanding common shares were 6,653,647 at September 30, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's December 31, 1996, annual report to shareholders. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards (FAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. The adoption of FAS 125 had no effect on the Corporation's consolidated financial statements.

FAS 128, "Earnings per Share," was issued in February 1997 and establishes new standards for computing and presenting earnings per share (EPS). Specifically FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for both interim and annual fiscal periods ending after December 15, 1997.
Earlier application is not permitted. Management has determined that the adoption of FAS 128 will not have a material effect on the consolidated financial statements.

FAS 130, "Comprehensive Income", was issued in September 1997, becomes effective for fiscal years beginning after December 15, 1997, and requires reclassification of earlier financial statements for comparative purposes. It requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of FAS 130 on the consolidated financial statements.

FAS 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in September 1997. This statement is effective for fiscal years beginning after December 15, 1997, and will change the way corporations report information about products, services and segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Management has not yet determined the effect, if any, of FAS 131 on the consolidated financial statements.

PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)


FINANCIAL STATEMENT RECLASSIFICATIONS

Certain items in the prior years consolidated financial statements have been reclassified to correspond with the current presentation.

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

                            Nine Months Ended
                             September 30,      Increase
                            1997       1996    (Decrease)

  Interest income       $    41,805 $    39,959     4.62 %
  Adjusted for tax
    exempt income             1,245       1,209     2.98

    Tax equivalent
      interest income        43,050      41,168     4.57
  Interest expense           21,190      20,254     4.62

    Net interest income $    21,860 $    20,914     4.52 %


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

Net interest income increased $946 or 4.52% for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This $946 increase was a combination of a $1,882 increase in interest income offset by a $936 increase in interest expense. The $1,882 increase in interest income was composed of an increase of $1,322 due to increased volume of average interest earning assets and an increase of $560 due to increased rates received on these interest earning assets. The $936 increase in interest expense was a combination of an increase of $692 due to increased volume of average interest bearing liabilities and an increase of $244 due to rate increases on these interest bearing liabilities.

The Corporation's average assets for the first nine months of 1997 increased $23,937 or 3.43% to $720,938 from $697,001 for the first nine months of 1996. The percentage of average earning assets to total average assets has decreased to 94.81% or $683,542 for the first nine months of 1997 from 95.06% or $662,559 for the first nine months of 1996.

Net interest margin increased .06% to 4.28% for the first nine months of 1997 from 4.22% for the first nine months of 1996.
This increase is due to the cost of average interest bearing liabilities increasing .06% from 4.76% for the first nine months of 1996 to 4.82% for the first nine months of 1997 while the yield on average earning assets increased .12% from 8.30% for the first nine months of 1996 to 8.42% for the first nine months of 1997. Although the Corporation continues to place emphasis on increasing the net interest margin, it has proven increasingly difficult with increased emphasis on rates by the competition.

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

The provision for loan losses was increased $279 or 41.89% to $945 during the first nine months of 1997 compared to $666 during the first nine months of 1996. This increase was due to outstanding loans increasing $36,623 or 7.41% in the first nine months of 1997 and as a replacement for net loan charge offs of $905 in 1997 compared to net loan charge offs of $320 in 1996.

The allowance for loan losses at September 30, 1997, was $5,670 or 1.07% of total loans less unearned income as compared to $5,630 or 1.14% of total loans less unearned income at December 31, 1996. During the first nine months of 1997, loans charged off were $1,126 and recoveries from previously written off loans were $221, thus net charge offs for the first nine months of 1997 were $905. The adequacy of the allowance for loan losses is analyzed by management of both subsidiary banks based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and by present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at September 30, 1997, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are the different types of problem loans with their outstanding balances and percentage of total loans less unearned income at September 30, 1997, and December 31, 1996:

                          September 30, 1997    December 31, 1996

Nonaccrual loans              $1,042     .20%    $1,421     .29%
Loans past due 90 days         1,855     .35      1,313     .27
Performing restructured loans  2,318     .44      3,089     .62
OREO                             912     .17        324     .07


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the nine months ending September 30, 1997 and 1996 was:

                                   1997        1996
Balance, January 1                $5,630      $5,022
Provision for loan losses            945         666
Loans charged off                 (1,126)       (673)
Recoveries of loans previously
     charged off                     221         353
Balance, September 30             $5,670      $5,368

Noninterest income for the nine months ended September 30, 1997, increased 23.15% or $610 to $3,245 from $2,635 in 1996. Income from fiduciary services increased $102 or 22.08% to $564 from $462 in 1996. This increase is due to increased business and to trust fees being partially determined by market valuation, on certain trust accounts, and to the influence from the increased stock market in 1997 over 1996. The commissions for selling securities through an affiliation with PrimeVest are included in fiduciary activities income in 1997. This service is being provided to customers at both bank subsidiaries for the first time in 1997. Service charges on deposit accounts increased $93 or 8.01% to $1,254 in 1997 compared to $1,161 in 1996 and is mainly due to increased charges on non-sufficient fund checks. Security gains were up $71 for the first nine months of 1997 compared to the first nine months of 1996. During the first half of 1997, the Corporation instituted a plan for selling small investment pieces to reduce carrying expenses and to extending maturities on securities that would mature within the next year. Securities due to mature in 1997, and having market gains were also sold during the second quarter of 1997 to provide liquidity and take advantage of the gains. Other operating income increased 34.09% or $344 to $1,353 for the nine months ended September 30, 1997, from $1,009 for the same nine months in 1996. This increase is due primarily to increases in insurance commissions and gains on sales of loans to the secondary mortgage market. See the Financial Condition section of this report for further details on loans sold to the secondary market.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

Noninterest expense for the nine months ended September 30, 1997, was $14,118 as compared to $13,388 for the nine months ended September 30, 1996, for an increase of $730 or 5.45%. Salaries and employee benefits are the largest portion of noninterest expense and increased $756 or 10.30% in the first nine months of 1997 compared to the same period in 1996. This increase is due in part to increased salaries related to the Corporation having three new branches in operation during the first nine months of 1997 as compared to the same period in 1996. The Corporation has also experienced large increases in medical insurance due to recent claims experience and has had increased expenses related to the increase in value of stock appreciation rights (SARs).
The SARs expense increase is due to the significant increase in the Corporation's stock price during the first nine months of 1997.

Occupancy expenses were up $167 or 18.33% and equipment expenses were up $157 or 17.68% in the first nine months of 1997 compared to 1996. The addition of the three branches during 1997 added to these expenses. The Corporation opened two branches during the second quarter of 1997. One of these branches is a replacement for an existing drive-in branch and the other is the addition of a new in-store Wal-Mart branch. The Corporation entered the new market area of Evansville, Indiana on January 1, 1997, and added this Wal-Mart branch to that market area in May 1997. Land has been purchased in Terre Haute, Indiana in Vigo County for construction of a full service branch. This branch is expected to be completed in the first quarter of 1998 and will complement the Wal-Mart branch opened in that city in late 1995. The addition of these branches can be expected to have incremental increases on noninterest expenses of the Corporation.

Data processing expenses have decreased slightly in 1997 to $352 from $355. The completion of consolidation of data processing operations by the Corporation in 1996 is providing anticipated savings. The subsidiary banks have been assigned the classification of least risk by the FDIC and as such are subject to the lowest deposit insurance rates available from the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund
(SAIF). The $199 decrease in FDIC expense for the nine months ended September 30, 1997, as compared to the same period in 1996 was due to a $191 one-time SAIF assessment incurred during the third quarter of 1996 plus an $8 decrease due to a reduction in insurance rates. These rates are set to remain constant until the year 2000 and are .0129% for BIF and .0243% for SAIF.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

Other operating expenses decreased $148 or 4.06% to $3,493 for the first nine months of 1997 from $3,641 for the same period in 1996. This decrease is due primarily to the expense of the name change for all subsidiary banks incurred in 1996, lower non-sufficient fund expenses in 1997, offset by increased loan collection expenses related to increased loan charge offs in 1997 and the increased number of branches and expenses related to entering a new market area with denovo branches in Evansville during 1997.

Income before income taxes was up $511 or 6.17% to $8,797 for the first nine months of 1997 from $8,286 for the first nine months of 1996. The net income for the first nine months ended September 30, 1997, was up $242 or 4.11% to $6,134 as compared to $5,892 for the nine months ended September 30, 1996. Earnings per share were $.30 and $.28 for the quarters ending September 30, 1997 and 1996 and were $.92 and $.89 for the first nine months of 1997 and 1996. Based upon annualized net income the return on average assets for the first nine months of 1997 was 1.14% as compared to 1.13% for the first nine months of 1996. PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months and nine months ended September 30, 1997 and 1996. The
Corporation feels these financial highlights include pertinent information relevant for its results as a company in the financial institutions industry.

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                    1997       1996       1997       1996
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 725,107  $ 700,601  $ 720,938  $ 697,001
 Earning assets                    688,441    665,509    683,542    662,559
 Securities                        160,399    179,939    164,266    181,619
 Loans                             523,233    477,496    510,591    461,078
 Allowance for loan losses           5,433      5,371      5,411      5,185
 Goodwill                            1,655      1,825      1,696      1,870
 Deposits                          640,810    614,537    635,034    612,683
 Shareholders' equity               75,035     68,655     73,437     68,238

END OF PERIOD BALANCE SHEET DATA
 Total assets                                          $ 740,609  $ 705,766
 Securities                                              158,421    176,953
 Loans                                                   531,090    481,848
 Allowance for loan losses                                 5,670      5,368
 Goodwill                                                  1,639      1,808
 Deposits                                                645,444    619,748
 Shareholders' equity                                     76,682     70,145

INCOME DATA
 Net interest income(t.e. basis) $   7,466  $   7,088  $  21,860  $  20,914
 Provision for loan losses             315        100        945        666
 Noninterest income                  1,071        737      3,245      2,635
 Noninterest expense                 4,936      4,683     14,118     13,388
 Net income                          2,007      1,872      6,134      5,892

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                    1997       1996       1997       1996
PER SHARE DATA
 Net income                      $     .30  $     .28  $     .92  $     .89
 Cash dividends                        .11        .10        .32        .30
 Book value at end of period                               11.53      10.57
 Tangible book value at end
  of period                                                11.28      10.30
 Stock price at end of period                              25.75      15.36
 Weighted average
   shares                        6,633,911  6,633,818  6,632,998  6,633,818
 Weighted average
   treasury shares                     265      2,906        436        999

SELECTED RATIOS
 Return on average assets            1.10%      1.06%       1.14%      1.13%
 Return on average equity           10.61      10.85       11.17      11.58
 Net interest margin(t.e. basis)      4.30       4.24        4.28       4.22
 Efficiency ratio                   60.77      63.07       59.17      59.93
 Net charge-offs to average loans     .02        .03         .18        .07
 Allowance for loan losses
  to loans                                                  1.07       1.11
 Nonaccrual loans to loans                                   .20        .80
 Loans past due 90 days or
  more to loans                                              .35        .34
 Performing restructured loans
  to loans                                                   .44        .02
 OREO to loans                                               .17        .07
 Tier 1 leverage capital                                   10.30       9.86
 Tier 1 capital                                            13.46      13.31
 Total capital                                             14.48      14.36

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have increased $21,855 or 3.04% to $740,609 at September 30, 1997, from $718,754 at December 31, 1996. Total noninterest bearing deposits have decreased $5,648 or 9.18% and interest bearing deposits have increased $17,634 or 3.08% at September 30, 1997, from December 31, 1996, for a total deposit increase of $11,986 or 1.89%. Securities available for sale before the mark-to-market have decreased $13,112 or 7.70% to $157,137 at September 30, 1997, from $170,249 at December 31,
1996. The Corporation sold small investment pieces to eliminate carrying costs, but the major portion of the decrease in securities was due to normal maturities and calls. Securities available for sale at market indicates a decrease of $12,303 or 7.21% to $158,421 at September 30, 1997, from $170,724 at
December 31, 1996. This decrease includes the mark-to-market on securities which went to a positive $1,284 at September 30, 1997, from a positive $475 at December 31, 1996. This market valuation increase of $809 is the result of normal repricing of investment securities in different rate environments and offsets the decrease in the valuation of securities available for sale on the balance sheet.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced demand for these loans during the nine months ended September 30, 1997. Current market rate competition on these loans is making it necessary to sell them as soon as they are consummated. The following is the detail of activity in the loans held for sale between year end and September 30, 1997:

     Balance December 31, 1996             $ 2,350
     New loans booked (net of payments)     18,968
     Loans sold                            (19,181)
         Total at September 30, 1997       $ 2,137


The sale of loans to the secondary market has provided $425 of net gains on sales during the first nine months of 1997 compared to $227 during the same period in 1996. The Corporation is servicing $106,083 of real estate loans sold to the secondary market as of September 30, 1997. These serviced loans are not included in loans on the balance sheet.

Loans have increased $36,623 or 7.41% at September 30, 1997, from
December 31, 1996. The following shows the balance and percentage of total by loan classification as of the end of the periods:

                            9-30-97           12-31-96
                                  % of               % of
                        Balance   Total    Balance   Total
     Commercial         $214,009  40.30%   $201,092  40.67%
     Agricultural         55,723  10.49      55,404  11.20
     Real estate         146,429  27.57     129,116  26.11
     Installment         111,587  21.01     105,169  21.27
     Credit cards          3,342    .63       3,686    .75
       Total            $531,090           $494,467

The types of loans outstanding as a percentage of total loans has remained very consistent between year end 1996 and September 30, 1997. The demand for new commercial loans has been the strongest since the outstanding balance reflects payoffs for large commercial loans during the first nine months of 1997 that were not anticipated. Agricultural loans have increased slightly in amount but have decreased as a percentage of the total loans.
The Corporation continues to see major competition from the governmental operation, Farm Credit Services, which makes agricultural loans. The increase in the percentage of real estate loans to total loans is due to a special program for variable rate loans during 1997 at one of our bank subsidiaries. PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the nine months ended September 30, 1997
    (Dollar amounts in thousands, except share data)


Total shareholders' equity, including the unrealized gain on securities available for sale, increased $4,499 or 6.23% to $76,682 at September 30, 1997, from $72,183 at December 31, 1996.
The change in the adjustment for securities available for sale caused total equity at September 30, 1997, to increase $519 or
 .72% of total equity at December 31, 1996. This increase is the after tax effect of the mark-to-market adjustment on securities available for sale which was a positive $829 at September 30, 1997, and a positive $310 at December 31, 1996. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $71,757 at December 31, 1996, and increased $3,982 or 5.55% to $75,739 at September 30, 1997. This increase was due to net income of $6,134 less dividends paid of $2,156 plus $2 related to the decrease in treasury stock and $2 related to a decrease in the mark-to-market on mutual funds.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations: Tier 1 Leverage Capital, Tier 1 Capital and Total Capital. The Corporation's capital ratios at September
30, 1997, and December 31, 1996, were:


                         September 30, 1997     December 31, 1996

Tier 1 Leverage Capital         10.30%             10.00%
Tier 1 Capital                  13.46%             13.26%
Total Capital                   14.48%             14.33%

PENDING CHANGES

On October 24, 1997, the Board of Directors declared a 5% stock dividend payable on December 8, 1997, to shareholders of record on November 26, 1997. This is the third year that a 5% stock dividend has been declared and paid in the fourth quarter.
PAGE

                      AMBANC CORP.

  As of and for the nine months ended September 30, 1997


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

          27  Financial Data Schedule for September 30, 1997.


     (b) No Form 8-K was filed with the SEC during the quarter ended September 30, 1997.






PAGE

                      AMBANC CORP.

  As of and for the nine months ended September 30, 1997


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: November 14, 1997    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: November 14, 1997    BY:       Richard E. Welling

                            Richard E. Welling, Secretary,
                            Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

  As of and for the nine months ended September 30, 1997


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   11        Statement of Computation of per           *
             share earnings.  The copy of this
             exhibit filed as Exhibit 11 to
             AMBANC's Annual Report on Form 10-K
             for the year ended December 31, 1996,
             is incorporated herein by reference.

   27        Financial Data Schedule for September
             30, 1997.







* Incorporated by reference from previously filed documents.