Form 10-K
period 1997-12-31
AMBANC CORP
filed 1998-03-27
CIK 702904

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

                            [Cover page 1 of 2 pages]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant is $157,701,555. Solely for purposes of this computation, it has been assumed that officers and directors are "affiliates" and the price of $24.75 as reported on NASDAQ as the last trade on March 18, 1998, was the fair market value of the shares.

Number of Common Shares outstanding at March 18, 1998: 6,985,674

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF PARTS II AND IV ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS AND A PORTION OF PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT PURSUANT TO REGULATION 14A DATED MARCH 27, 1998, FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 24, 1998. EXCEPT FOR THOSE PORTIONS OF THE 1997 ANNUAL REPORT INCORPORATED BY REFERENCE, THE ANNUAL REPORT IS NOT DEEMED FILED AS PART OF THIS REPORT.
















                            [Cover page 2 of 2 pages]

                                  AMBANC CORP.
                               VINCENNES, INDIANA

               ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION
                                                 December 31, 1997

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

         The Corporation was organized as an Indiana corporation on January 7, 1982. Since October 1, 1982, the Corporation's principal business has been the ownership of the stock of its banking subsidiaries. The Corporation's Common Stock is listed on the NASDAQ National Market System and is traded under the symbol "AMBK."

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

EMPLOYEES

         At December 31, 1997, the Corporation and the Banks had 309 employees on a full-time equivalent basis. Neither the Corporation nor the Banks are a party to any collective bargaining agreement. Employee relations are considered to be good.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") provided for nationwide interstate banking and branching. Since September 30, 1995, well-capitalized bank holding companies have been authorized, pursuant to the legislation, to acquire banks and bank holding companies in any state. The Interstate Act also permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Interstate branching by merger provisions became effective on June 1, 1997, unless a state took legislative action prior to that date. States could pass laws to either "opt in" before June 1, 1997 or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, providing the legislative action was taken before June 1, 1997. Effective March 14, 1996, Indiana "opted in" to the interstate branching provisions of the Interstate Act. Illinois has adopted legislation that permitted interstate branching by acquisition effective June 1, 1997.

         Regulation of Capital Adequacy

         The Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, each has issued similar risk-based capital guidelines for all U.S. banks and bank holding companies. The guidelines include a definition of capital and provide a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The guidelines also provide a schedule for achieving a minimum supervisory standard for the ratio of qualifying capital to weighted risk assets. All banks must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. As of December 31, 1997, the Corporation was in compliance with the risk-based capital guidelines. For a detailed discussion of regulatory capital requirements and the Banks' compliance with such requirements, see Note 18 of the Notes to Consolidated Financial Statements.

         Deposit Insurance

         The Bank's deposits are insured up to a maximum of $100,000 per insured account by the FDIC through the Bank Insurance Fund ("BIF"). Since BIF reached its required 1.25 reserve ratio in 1995, the FDIC has reduced deposit insurance assessment rates to historic low levels. The assessment rates currently in effect range from zero to $.27 per $100 of insured deposits, with the healthiest banks, including the Banks, not being required to pay any deposit insurance premiums for the period. Legislation enacted in September 1996 included provisions for the recapitalization of the Savings Association Insurance Fund ("SAIF"). As a result of this legislation, rates for financial institutions insured through SAIF have been brought into parity with BIF rates. All of the Corporation's banking subsidiaries are BIF-insured institutions (however, the deposits that AmBank Indiana acquired from the Princeton, Indiana branch of First Indiana Bank on March 17, 1995, and the deposits that AmBank Illinois acquired from Olympic Federal Savings in Mt. Carmel, Illinois on March 27, 1992, remain insured through SAIF). See Note 18 to the Notes to Consolidated Financial Statements and the discussion of "Noninterest Expense" in the Results of
Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Dividends

         The Corporation is a legal entity separate and distinct from the Banks. Substantially all of the Corporation's cash income, including funds for the satisfaction of the Corporation's debt service requirements, for the payment of its operating expenses, and for the payment of Corporation dividends, is derived from dividends paid by the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Corporation by the Banks. The prior approval of appropriate regulatory authorities is required if the total of all dividends declared by AmBank Indiana or AmBank Illinois in any calendar year would exceed net income for the preceding two calendar years. For discussion of the Banks' ability to pay dividends to the Corporation, see Note 18 of the Notes to the Consolidated Financial Statements.

COMPETITION

         The banking business is highly competitive. The Banks' market area consists principally of Knox, Greene, Gibson, Vanderburgh, Vigo and Eastern Sullivan Counties in Indiana, and Crawford, Clark, Lawrence and Wabash Counties in Illinois, although the Banks also compete with other financial institutions in those counties and in surrounding counties in Indiana and Illinois in obtaining deposits and providing many types of financial services. The Banks compete with larger banks in other areas for the business of local and regional offices of companies located in the Banks' market area and are aggressively seeking and have acquired commercial loan customers from the Indianapolis, Indiana area.

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

                               ITEM 2. PROPERTIES

         The Banks conduct their operations from 26 banking offices located in Vincennes, Bicknell, Evansville, Sandborn, Monroe City, Linton, Patoka, Princeton and Terre Haute in Indiana, and Robinson, Palestine, Casey, Mt. Carmel, Flat Rock, Martinsville, Westfield and West Union in Illinois. In addition, the Banks have a total of 26 automated teller machines.

         AmBank Indiana's main banking office is located at 302 Main Street, Vincennes. The main office building contains approximately 80,000 square feet and the Corporation occupies approximately 80 percent of the space. The remaining space is leased to third parties. All of the parcels of real estate and buildings utilized as banking offices of AmBank Indiana are owned by either AmBank Indiana or American National Realty Corp., except for six branches that are leased.

         The Corporation also owns the main offices and branch locations of AmBank Illinois.

                            ITEM 3. LEGAL PROCEEDINGS

         Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

               SPECIAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information relating to the executive officers of the Corporation as of March 1, 1998.


         Name                       Age                        Offices Held
         ----                       ---                        ------------
Robert G. Watson                     62              Chairman of the Board,  President and Chief Executive  Officer
                                                     of the Corporation and AmBank Indiana

Donald J. Demas                      57              Assistant Director of Human Resources of the Corporation

David A. Eck                         38              Vice President of the Corporation

Richard A. Fox                       55              Director of Human Resources of the Corporation

Dan J. Robinson                      50              Executive Vice President of AmBank Indiana

Robert E. Seed                       63              President,  C.E.O.  and a Director of AmBank  Illinois,  N.A.;
                                                     Vice President of the Corporation

Troy D. Stoll                        32              Chief  Financial  Officer,  Secretary  and  Treasurer  of  the
                                                     Corporation

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

     Prior to his appointment as Vice President of the Corporation in 1997, Mr. Eck served as Vice President of AmBank Indiana for Branch Administration and Retail Lending.

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

     Mr. Stoll was appointed Chief Financial Officer, Secretary and Treasurer of the Corporation in November 1997. Prior to that date he had served as Senior Auditor of the Corporation and Trust Officer of AmBank Indiana.

     For information concerning the Directors of the Corporation, see the Corporation's Proxy Statement.

                                     PART II

         Information for Items 5 through 8 of this Report appears in the 1997 Annual Report to Shareholders as indicated in the following tables and is incorporated herein by reference from the Annual Report to Shareholders (page references are to printed Annual Report):

ITEM 5. MARKET FOR THE CORPORATION'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

                                                        Annual Report to
                                                         Shareholders
                                                             Page

          (a)  Market                                         47

          (b)  Holders                                        47

          (c)  Dividends                                      47


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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                          Annual Report to
                                                            Shareholders
                                                                 Page

            Management's Discussion and
            Analysis of Financial
            Condition and Results of
            Operations                                         29-47

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                         Annual Report to
                                                           Shareholders
                                                               Page

             Management's Discussion and
             Analysis of Financial
             Condition and Results of
             Operations -- Liquidity and
             Rate Sensitivity                                   42-45


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                          Annual Report to
                                                             Shareholders
                                                                 Page

             Financial Statements and
             Supplementary Data                                  5-8


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           Not Applicable


                                    PART III

         Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1998, which was filed with the Commission pursuant to Regulation 14A on or about March 27, 1998.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report and the information required by this item relating to Directors is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1998, which has been filed with the Commission and is incorporated herein by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Executive Compensation" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1998, which has been filed with the Commission and is incorporated by reference in this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1998, which has been filed with the Commission and is incorporated by reference in this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption "Certain Transactions" in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1998, which has been filed with the Commission and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The documents listed below are either filed as a part of this Report or incorporated by reference from the Annual Report to Shareholders or the Corporation's Registration Statement as indicated.

         (a)1.  Financial Statements.
                                                     Annual Report to
                                                        Shareholders
                                                            Page

         Independent Auditors' Report                         4

         Consolidated Balance Sheets as of
         December 31, 1997 and 1996                           5

         Consolidated Statements of Income for
           the years ended December 31, 1997,
           1996 and 1995                                      6

         Consolidated Statements of Changes
           in Shareholders' Equity for the
           years ended December 31, 1997,
           1996 and 1995                                      7

         Consolidated Statements of Cash Flows
           for the years ended December 31,
           1997, 1996 and 1995                                8

         Notes to Consolidated Financial
           Statements                                       9-27

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

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMBANC CORP.


Date:  March 23, 1998                  By /s/ Robert G. Watson
                                         Robert G. Watson, Chairman of
                                         the Board, President & Chief
                                         Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 23, 1998                       /s/ Robert G. Watson
                                            Robert G. Watson, President,
                                            Chief Executive Officer, and
                                            Director


Date:  March 23, 1998                       /s/ Troy D. Stoll
                                            Troy D. Stoll, Chief Financial
                                            Officer (Principal Accounting
                                            Officer and Principal Financial
                                            Officer)


Date:  March  ___, 1998                     __________________________________
                                            Glen G. Apple, Director


Date:  March 25, 1998                       /s/ Christina M. Ernst
                                            Christina M. Ernst, Director


Date:  March 25, 1998                       /s/ Robert D. Green
                                            Robert D. Green, Director


Date:  March 25, 1998                      /s/ Rolland L. Helmling
                                           Rolland L. Helmling,
                                           Director

Date:  March ___, 1998                     ___________________________________
                                            Gerry M. Hippensteel, Director


Date:  March ___, 1998                     ____________________________________
                                           Rebecca A. Kaley, Director


Date:  March 25, 1998                      /s/ Bernard G. Niehaus
                                           Bernard G. Niehaus, Director


Date:  March ___, 1998                     ___________________________________
                                           Robert E. Seed, Director


Date:  March 25, 1998                      /s/ John A. Stachura, Jr.
                                           John A. Stachura, Jr. Director


Date:  March ___, 1998                    ____________________________________
                                          Phillip M. Summers, Director


Date:  March 25, 1998                      /s/ Frank J. Weber
                                           Frank J. Weber, Director

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

        10-A Employment Agreement executed January 15, 1985, and re-executed December 21, 1988, and amended effective December 31, 1997, between the Corporation and Robert G. Watson. The copy of this Exhibit filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

         10-B 1988 AMBANC Corp. Nonqualified Stock Option Plan, as amended. The copy of this Exhibit filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

         10-C Letter from AMBANC to Robert G. Watson, dated November 8, 1988, granting a stock option. The copy of this Exhibit filed as Exhibit 10.3 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

         10-D Letter from AMBANC to Robert G. Watson, dated May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as Exhibit 10.4 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

         10-E Letter from AMBANC to Raymond E. Mott, dated November 8, 1988, granting a stock option. The copy of this Exhibit filed as Exhibit 10.5 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

         10-F Letter from AMBANC to Raymond E. Mott, dated May 16, 1989, granting stock appreciation rights. The copy of this Exhibit filed as Exhibit 10.6 to the Corporation's Registration Statement on Form S-4 (File No. 33-61065) filed July 17, 1995, is incorporated herein by reference.*

         10-G Amended and Restated Supplemental Retirement Benefits Agreement between the Corporation and Robert G. Watson dated March 16, 1995. The copy of this Exhibit filed as Exhibit 10-G to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.*

         10-H AMBANC Corp. Director Stock Grant Plan. The copy of this Exhibit filed as Exhibit 10-A to the Registrant's Report on Form 10-Q for the Quarter ended June 30, 1996, is incorporated herein by reference.*

         10-I AMBANC Corp. and Affiliates Director Deferred Compensation Plan. The copy of this Exhibit filed as Exhibit 10-B to the Registrant's Report on Form 10-Q for the Quarter ended June 30, 1996, is incorporated herein by reference.*

         13 Copy of the portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, that are incorporated by reference herein. This exhibit, except for portions thereof that have expressly been incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

         21         List of Subsidiaries.

         23         Consent of Deloitte & Touche LLP.

         27         Financial Data Schedule.



*Indicates an exhibit that describes or evidences a management contract or compensatory plan or arrangement required to be filed as an exhibit.