Form 10-K/A
period 1997-12-31
AMBANC CORP
filed 1998-03-31
CIK 702904

FORM 10-K
                                AMENDMENT NO. 1

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

                                       AMBANC CORP.


Date:  March 31, 1998                  By /s/ Robert G. Watson
                                         Robert G. Watson, Chairman of
                                         the Board, President & Chief
                                         Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 1998                       /s/ Robert G. Watson
                                            Robert G. Watson, President,
                                            Chief Executive Officer, and
                                            Director


Date:  March 31, 1998                       /s/ Troy D. Stoll
                                            Troy D. Stoll, Chief Financial
                                            Officer (Principal Accounting
                                            Officer and Principal Financial
                                            Officer)


Date:  March 31, 1998                       /s/ Glen G. Apple
                                            Glen G. Apple, Director


Date:  March 31, 1998                       /s/ Christina M. Ernst
                                            Christina M. Ernst, Director


Date:  March 31, 1998                       /s/ Robert D. Green
                                            Robert D. Green, Director


Date:  March 31, 1998                      /s/ Rolland L. Helmling
                                           Rolland L. Helmling,
                                           Director

Date:  March 31, 1998                     /s/ Gerry M. Hippensteel
                                            Gerry M. Hippensteel, Director


Date:  March 31, 1998                     /s/ Rebecca A. Kaley
                                           Rebecca A. Kaley, Director


Date:  March 31, 1998                      /s/ Bernard G. Niehaus
                                           Bernard G. Niehaus, Director


Date:  March 31, 1998                      /s/ Robert E. Seed
                                           Robert E. Seed, Director


Date:  March 31, 1998                      /s/ John A. Stachura, Jr.
                                           John A. Stachura, Jr. Director


Date:  March 31, 1998                     /s/ Phillip M. Summers
                                          Phillip M. Summers, Director


Date:  March 31, 1998                      /s/ Frank J. Weber
                                           Frank J. Weber, Director

                                  EXHIBIT INDEX

Exhibits


         3-A        Restated  Articles of Incorporation of the Corporation.**

         3-B        Bylaws of the  Corporation,  as amended to date.**

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

         27         Amended Financial Data Schedule.***



*Indicates an exhibit that describes or evidences a management contract or compensatory plan or arrangement required to be filed as an exhibit.

**Filed with this Amendment No. 1 to reflect the most recent amendments to the Articles and Bylaws.

***Filed with this Amendment No. 1 to correct a typographical error in the amount previously reported as the Allowance-Open and to conform the amount thereof to the information shown in the Filer's financial statements as filed with Form 10-K.

No other exhibits are filed with this Amendment No. 1.