Form 10-Q
period 1998-03-31
AMBANC CORP
filed 1998-05-15
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

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

               Yes:  X       No:

6,999,281 common shares of stock were outstanding as of May 15, 1998.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    March 31, 1998 (unaudited) and
    December 31, 1997

    Consolidated Statements of Income for
    Three months ended March 31, 1998
    and 1997(unaudited)

    Consolidated Statements of Cash
    Flows for three months ended
    March 31, 1998 and 1997 (unaudited)

    Notes to Consolidated Financial
    Statements (unaudited)


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports of Form 8-K


Signatures

Exhibit Index
PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   AMBANC CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   March 31,    December 31,
                                                     1998           1997
ASSETS
Cash and due from banks                          $      22,383  $     37,313
Federal funds sold                                          --         7,440
  Total cash and cash equivalents                       22,383        44,753

Interest-bearing deposits in other banks                   199           298
Securities available for sale at market                137,351       150,219

Loans held for sale                                      3,479         2,443

Loans, net of unearned income                          549,575       540,433
Allowance for loan losses                               (5,692)       (5,428)
  Loans, net                                           543,883       535,005
Premises, furniture and equipment, net                  12,992        12,934
Accrued interest receivable and other assets            13,246        13,743
    TOTAL ASSETS                                 $     733,533  $    759,395

LIABILITIES
Noninterest-bearing deposits                     $      61,013  $     63,641
Interest-bearing deposits                              568,005       602,044
  Total deposits                                       629,018       665,685
Short-term borrowings                                   11,595         6,747
Long-term debt                                           6,811         2,031
Accrued interest payable and other liabilities           6,634         6,577
    TOTAL LIABILITIES                                  654,058       681,040

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000
  shares authorized, 6,999,425 and 6,985,712
  shares issued at March 31, 1998,
  and December 31, 1997                                 69,994        69,857
Treasury stock (684 and 34 shares at cost)                 (17)           (1)
Retained earnings                                        8,503         7,422
Accumulated other comprehensive income, net
  of taxes                                                 995         1,077
    TOTAL SHAREHOLDERS' EQUITY                          79,475        78,355
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     733,533  $    759,395

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                    Three Months Ended
                                          March 31,
                                       1998       1997
INTEREST INCOME
  Interest and fees on loans        $  11,947  $  10,994
  Interest and fees on loans
    held for sale                          52         47
  Interest on securities
    Taxable                             1,403      1,746
    Tax exempt                            679        733
  Other interest                           92         84
    TOTAL INTEREST INCOME              14,173     13,604
INTEREST EXPENSE
  Interest on deposits                  6,924      6,760
  Interest on short-term borrowings        91         96
  Interest on long-term debt               32         35
    TOTAL INTEREST EXPENSE              7,047      6,891
      NET INTEREST INCOME               7,126      6,713
Provision for loan losses                 190        315
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       6,936      6,398
NONINTEREST INCOME
  Income from fiduciary activities        178        194
  Service charges on
    deposit accounts                      465        403
  Gain/(loss) on securities                 9         55
  Other operating income                  444        419
    TOTAL NONINTEREST INCOME            1,096      1,071
NONINTEREST EXPENSE
  Salaries and employees benefits       2,803      2,500
  Occupancy expenses, net                 374        341
  Equipment expenses                      397        316
  Data processing expenses                 95        123
  FDIC insurance                           31          7
  Other operating expenses              1,395      1,172
    TOTAL NONINTEREST EXPENSE           5,095      4,459
      INCOME BEFORE INCOME TAXES        2,937      3,010
Income taxes                              880        895
      NET INCOME                    $   2,057  $   2,115

EARNINGS PER COMMON SHARE
    Net income per share            $     .29  $     .30

Weighted average outstanding shares 6,986,650  6,963,499

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)


                                                    Three Months Ended
                                                         March 31,
                                                      1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   2,057  $   2,115
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                           64         84
      Depreciation                                       339        299
      Provision for loan losses                          190        315
      (Gain)/loss on securities                           (9)       (55)
      (Gain)/loss on sales of assets                      10         (4)
      (Gain)/loss on sales of loans                      (73)      (131)
      Proceeds from sales of loans held for sale      11,927      5,276
      Loans held for sale made to customers,
        net of payments collected                    (12,890)    (5,093)
      Accrued interest receivable
        and other assets                                 525        716
      Accrued interest payable
        and other liabilities                             57       (172)
      Deferred loan fees net of costs                     16        (25)
        NET CASH FROM OPERATING ACTIVITIES             2,213      3,325

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                               0      5,791
  Proceeds from maturities and calls of securities
    available for sale                                13,874      5,742
  Purchases of securities available for sale          (1,171)    (6,174)
  Net change in interest bearing deposits
    in other banks                                        99         95
  Loans made to customers, net of
    payments collected                                (9,084)   (12,813)
  Loans purchased                                         --         --
  Proceeds from sales of loans                            --         --
  Property and equipment expenditures                   (408)      (801)
        NET CASH FROM INVESTING ACTIVITIES             3,310     (8,160)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                    Three Months Ended
                                                         March 31,
                                                      1998       1997
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                             (36,667)     6,004
  Net change in short-term borrowings                  4,848      1,149
  Payments on long-term debt                            (249)      (267)
  Proceeds on long-term debt                           5,029         21
  Net change in treasury stock                           (16)         2
  Dividends paid                                        (838)      (696)
        NET CASH FROM FINANCING ACTIVITIES           (27,893)     6,213

NET CHANGE IN CASH AND CASH EQUIVALENTS              (22,370)     1,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        44,753     32,284
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  22,383  $  33,662
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $  14,021  $  13,094
    Income taxes                                         162          8

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

The Consolidated balance sheet as of March 31, 1998, consolidated statements of income for the three month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's December 31, 1997, annual report to shareholders. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

PROPOSED ACQUISITION OF AMBANC CORP.

On April 1, 1998 the Corporation entered into a definitive agreement to be acquired by Union Planters Corporation (UPC) in Memphis, Tennessee. Pursuant to the proposed acquisition, the Corporation has been offered .4841 shares of UPC common stock for each outstanding share of the corporation. The transaction will be accounted for under the pooling of interests method. Consummation of the transaction is subject to regulatory and shareholders' approval.

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards (FAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1998. The adoption of FAS 125 had no effect on the Corporation's financial statements due to no covered transactions existing.

The Corporation adopted FAS 130, "Comprehensive Income", effective January 1, 1998. It requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

The following is a summary of the Corporation's total comprehensive income for the interim three month periods ended March 31, 1998 and 1997 under FAS 130:
                                             Three Months Ended
                                                  March 31,
                                              1998        1997

Net income                                  $ 2,057     $ 2,115
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
    arising during period                       (87)     (1,056)
  Reclassification adjustment for (gains)
    losses included in net income                 5         (68)
Other comprehensive income                      (82)     (1,124)
COMPREHENSIVE INCOME                        $ 1,975     $   991

FAS 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997, and will change the way corporations report information about products, services and segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Management has not yet determined the effect, if any, of FAS 131 disclosures on the consolidated financial statements.

PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)


FINANCIAL STATEMENT RECLASSIFICATIONS

Certain other items in the prior years financial statements have been reclassified to correspond with the current presentations.

ITEM 2.

RESULTS OF OPERATIONS

Net interest income is the principal source of the Corporation's earnings and represents the difference between interest income on loans and securities over interest costs of deposits and borrowed funds. Income from certain earning assets is exempt from federal income tax and, as is customary in the banking industry, changes in net interest income are analyzed on a fully tax-equivalent basis. Under this method, and throughout this discussion, nontaxable income on loans and investments is adjusted to an amount which represents the equivalent earnings if such earnings were subject to federal tax. The marginal tax rate used to restate nontaxable income was 34%.

                            Three Months Ended
                               March 31,      Increase
                            1998       1997    (Decrease)

  Interest income       $    14,173 $    13,604     4.18 %
  Adjusted for tax-
    exempt income               414         417    (0.72)

    Tax-equivalent
      interest income        14,587      14,021     4.04
  Interest expense            7,047       6,891     2.26

    Net interest income $     7,540 $     7,130     5.75 %


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

Net interest income increased $413 or 5.75% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This $410 increase was a combination of a $563 increase in interest income offset by a $156 increase in interest expense. The $563 increase in interest income was composed of an increase of $378 due to increased volume of average interest-earning assets and an increase of $188 due to increased rates received on these interest-earning assets. The $156 increase in interest expense was a combination of an decrease of $(160) due to decreased volume of average interest-bearing liabilities and an increase of $316 due to rate increases on these interest-bearing liabilities.

The Corporation's average assets for the first three months of 1998 increased $26,499 or 3.71% to $741,007 from $714,508. The percent of average earning assets to total average assets has decreased to 93.96% or $696,222 for the first three months of 1998 from 94.92% or $678,181 for the first three months of 1997. This decreasing trend is due primarily to a substantial investment in our branch network since the beginning of 1997.

Net interest margin increased .13% to 4.40% for the first three months of 1998 from 4.27% for the first three months of 1997. This increase is due to the cost of average interest-bearing liabilities decreasing (.02%) from 4.80% for the first three months of 1997 to 4.78% for the first three months of 1998 while the yield on average earning assets increased .11% from 8.39% for the first three months of 1997 to 8.50% for the first three months of 1998. Although the Corporation continues to place emphasis on increasing the net interest margin, it has proven increasingly difficult with increased emphasis on rates by the competition.

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

The provision for loan losses decreased $125 or 39.68% to $190 during the first three months of 1998 compared to $315 during the first three months of 1997. The smaller provision was due to an overall improvement in loan quality and a net loan recovery in the first quarter of 1998.

The allowance for loan losses at March 31, 1998, was $5,692 or 1.04% of total loans less unearned income as compared to $5,428 or 1.00% of total loans less unearned income at December 31, 1997. During the first three months of 1998, loans charged off were $164 and recoveries from previously written off loans were $238, thus a net recovery for the first three months of 1998 of $74 was realized. The adequacy of the allowance for loan losses is analyzed by management of each subsidiary bank based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at March 31, 1998, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are the various classifications of problem loans with their outstanding balances and percent of total loans less unearned income at March 31, 1998, and December 31, 1997:

                              March 31, 1998    December 31, 1997
Nonaccrual loans              $1,992     .36%    $  649     .12%
Loans past due 90 days           331     .06      1,976     .37
Performing restructured loans  2,355     .43      2,421     .45
OREO                             915     .17        729     .13


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the first three months ending March 31, 1998 and 1997 was:

                                   1998        1997
Balance, January 1                $5,428      $5,630
Provision for loan losses            190         315
Loans charged off                   (164)       (605)
Recoveries of loans previously
     charged off                     238          82
Balance, March 31,                $5,692      $5,422

Noninterest income for the three months ended March 31, 1998, increased 2.33% or $25 to $1,096 from $1,071 in 1997. Income from fiduciary services decreased $16 or 8.25% to $178 from $194 in 1997. This decrease is primarily due to timing of billings in 1998 compared to 1997 and does not necessarily reflect a decline in this line of business. The commissions for selling securities through an affiliation with PrimeVest are included in fiduciary activities income. This service was provided to customers at both bank subsidiaries for the first time in 1997. Service charges on deposit accounts increased $62 or 15.38% to $465 in 1998 compared to $403 in 1997 and is mainly due to increased charges on non-sufficient funds checks. Security gains were down $46 for the first three months of 1998 compared to the first three months of 1997. During 1997, the Corporation instituted a plan of selling small investment pieces to reduce carrying expenses and to extending maturities on securities that would mature within the next year. Other operating income increased 5.97% or $25 to $444 for the three months ended March 31, 1998, from $419 for the same three months in 1997. This increase is due primarily to increases in letter of credit and mortgage servicing fees.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

Noninterest expense for the three months ended March 31, 1998, was $5,095 as compared to $4,459 for the three months ended March 31, 1997, for an increase of $636 or 14.26%. Salaries and employee benefits are the largest portion of noninterest expense and increased $303 or 12.12% in the first three months of 1998 compared to the same period in 1997. This increase is due in part to the Corporation adding three new branches during 1997 and a fourth in 1998. Although the new Terre Haute branch did not officially open for business until April of 1998, the Corporation incurred significant start-up costs in the first quarter of 1998. The major increases in employee benefits were in medical insurance and expenses related to SARs outstanding.

Occupancy expenses were up $33 or 9.68% and equipment expenses were up $81 or 25.63% in the first three months of 1998 compared to 1997. The additions to the branch structure added significantly to these expenses. The branches added in 1997 will have more depreciation in 1998, due to the half-year convention used in the first year of service for many fixed assets. In addition, the new Terre Haute facility will add expenses that have not impacted prior financial statements.

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

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

Other operating expenses increased $223 or 19.03% to $1,395 for the first three months of 1998 from $1,172 for the same period in 1997. This increase represents the shifting of a considerable amount of overhead to the holding company where it is charged back to the subsidiaries and reclassified as other operating expenses. Had this shift not occurred, increases in salaries and benefits, occupancy, equipment and data processing expenses would have been greater, reflective of the increased investment in both branch structure and new technologies.

Income before income taxes was down $73 or 2.43% to $2,937 for the first three months of 1998 from $3,010 for the first three months of 1997. The net income for the first three months ended March 31, 1998, was down $58 or 2.74% to $2,057 as compared to $2,115 for the three months ended March 31, 1997. Earnings per share were $.29 and $.30 for the quarters ending March 31, 1998 and 1997. Based upon annualized net income the return on average assets for the first three months of 1998 was off slightly at 1.13% compared to 1.20% in 1997.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

  As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months ended March 31, 1998 and 1997.

                                  Three Months Ended
                                       March 31,
                                    1998       1997
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 741,007  $ 714,508
 Earning assets                    696,222    678,181
 Securities                        143,222    168,921
 Loans                             544,098    500,169
 Allowance for loan losses           5,400      5,455
 Goodwill                            1,570      1,738
 Deposits                          647,069    627,805
 Shareholders' equity               78,870     72,510

END OF PERIOD BALANCE SHEET DATA
 Total assets                    $ 733,533  $ 726,579
 Securities                        137,351    163,552
 Loans                             549,575    506,782
 Allowance for loan losses           5,692      5,422
 Goodwill                            1,556      1,724
 Deposits                          629,018    639,560
 Shareholders' equity               79,475     72,479

INCOME DATA
 Net interest income(t.e. basis) $   7,540  $   7,130
 Provision for loan losses             190        315
 Noninterest income                  1,096      1,071
 Noninterest expense                 5,095      4,459
 Net income                          2,057      2,115

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended
                                       March 31,
                                    1998       1997
PER SHARE DATA
 Net income                      $     .29  $     .30
 Cash dividends                        .12        .10
 Book value at end of period         11.36      10.36
 Tangible book value at end
  of period                          11.13      10.11
 Stock price at end of period        29.75      17.14
 Weighted average
   shares                        6,986,779  6,964,161
 Weighted average
   treasury shares                     129        662

SELECTED RATIOS
 Return on average assets            1.13%      1.20%
 Return on average equity           10.72      11.87
 Net interest margin(t.e.basis)      4.40       4.27
 Efficiency ratio                   61.97      57.28
 Net charge-offs to average loans    (.01)       .10
 Allowance for loan losses
  to loans                           1.04       1.07
 Nonaccrual loans to loans            .36        .25
 Loans past due 90 days or
  more to loans                       .06        .37
 Performing restructured loans
  to loans                            .43        .79
 OREO to loans                        .16        .08
 Tier 1 leverage capital            10.41      10.03
 Tier 1 capital                     13.59      13.34
 Total capital                      14.60      14.35

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have decreased $25,862 or 3.41% to $733,533 at March 31, 1998, from $759,395 at December 31, 1997. Total noninterest-bearing deposits have decreased $2,628 or 4.13% and interest-bearing deposits have decreased $34,039 or 5.65% at March 31, 1998, from December 31, 1997 for a total decrease in deposits of $36,667 or 5.51%. The reduction in deposit totals are reflective of both strong competition and tighter pricing controls. While the level of deposits has decreased, price controls and an increasing percentage of loans in proportion to total earning assets had a positive impact on the net interest margin. Securities available for sale before the mark-to-market have decreased $12,758 or 8.59% to $135,777 at March 31, 1998, from
$148,535 at December 31, 1997. Securities available for sale at market indicates a decrease of $12,868 or 8.57% at March 31, 1998, from December 31, 1997. This market valuation change is the result of normal repricing of investment securities in different rate environments and accounted for $82 of the reduction in the valuation of securities available for sale on the balance sheet.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

 As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced a heavy demand for these loans during the three months ended March 31, 1998. In general, current rate volatility on these loans is making it necessary to sell them as soon as they are booked. The following is the detail of activity in the loans held for sale between year end and March 31, 1998:

     Balance December 31, 1997             $ 2,443
     New loans booked (net of payments)     12,963
     Loans sold                            (11,927)
         Total at March 31, 1998           $ 3,479


The sale of loans to the secondary market has provided $73 of net gains on sales during the first three months of 1998 and the Corporation is servicing $113,009 of real estate loans sold to the secondary market as of March 31, 1998.

Loans have increased $9,142 or 1.69% at March 31, 1998, from
December 31, 1997. The following shows the balance and percent of total by loan classification as of the end of the periods:

                            3-31-98           12-31-97
                                  % of               % of
                        Balance   Total    Balance   Total
     Commercial         $237,559  43.23%   $224,468  41.53%
     Agricultural         64,926  11.81      55,267  10.23
     Real estate         132,278  24.07     147,016  27.20
     Installment         111,650  20.32     110,252  20.40
     Credit cards          3,162    .57       3,430    .63
       Total            $549,575           $540,433

The types of loans outstanding as a percentage of total loans has remained very stable between year end 1997 and March 31, 1998. The demand for new commercial loans has been the strongest, reflecting the current level of economic development in this region. The increase in agricultural loans coupled with the decrease in real estate loans is primarily due to a change made to more accurately classify some of the company's agricultural real estate loans during the first three months of the year. The additional drop in real estate loans came as a result of a shift from adjustable to fixed rate loans, which are generally sold after they are booked.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the three months ended March 31, 1998
    (Dollar amounts in thousands, except share data)


Total shareholders' equity, including the unrealized gain on securities available for sale, increased $1,120 or 1.43% to $79,475 at March 31, 1998, from $78,355 at December 31, 1997.
The change in the adjustment for securities available for sale caused total equity to decrease $82 or (.07%) at March 31, 1998, from December 31, 1997. This decrease is the after-tax effect of the mark-to-market adjustment on securities available for sale which was a positive $995 at March 31, 1998, and was a positive $1,077 at December 31, 1997. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $77,179 at December 31, 1997, and increased $1,198 or 1.55% to $78,376 at March 31, 1998. This increase was due to net income of $2,057 less dividends paid of $838 less $4 related to a decrease in the mark-to-market on mutual funds and $16 related to treasury stock.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations: Tier 1 Leverage Capital, Tier 1 Capital and Total Capital. The Corporation's capital ratios at March 31,
1998, and December 31, 1997, were:


                            March 31, 1998     December 31, 1997

Tier 1 Leverage Capital         10.41%             10.40%
Tier 1 Capital                  13.59%             13.37%
Total Capital                   14.60%             14.33%


PAGE

                      AMBANC CORP.

     As of and for the three months ended March 31, 1998


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          27  Financial Data Schedule for March 31, 1998.


     (b) No Form 8-K was filed with the SEC during the quarter ended March 31, 1998.






PAGE

                      AMBANC CORP.

     As of and for the three months ended March 31, 1998


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: May 14, 1998          BY:       R. Watson

                            Robert G. Watson
                            Chairman of the Board,
                            President and C.E.O.





DATE: May 14, 1998          BY:      Troy D. Stoll

                            Troy D. Stoll, CPA
                            Secretary, Treasurer and C.F.O.












PAGE

                      AMBANC CORP.

     As of and for the three months ended March 31, 1998


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   27        Financial Data Schedule for March
             31, 1998.