Form 10-Q
period 1998-06-30
AMBANC CORP
filed 1998-08-13
CIK 702904

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998

Commission File Number:  0-10710

                      AMBANC CORP.

 (exact name of registrant as specified in its charter)

          INDIANA                    35-1525227

(State or other jurisdiction  (I.R.S. Employer ID No.)
 of incorporation or
 organization)

     302 Main Street
      P.O. Box 556
    Vincennes, Indiana                   47591-0556

(Address of principal executive          (Zip Code)
 offices)

Registrant's telephone number,
  including area code                  (812) 885-6580


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes:  X       No:

6,999,425 common shares of stock were outstanding as of August 13, 1998.
PAGE

                       AMBANC CORP.


                          INDEX



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets at
    June 30, 1998 (unaudited) and
    December 31, 1997

    Consolidated Statements of Income for
    Six and three months ended June 30, 1998 and 1997(unaudited)

    Consolidated Statements of Cash
    Flows for six months ended
    June 30, 1998 and 1997 (unaudited)

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
                             CONSOLIDATED BALANCE SHEETS
                  (Dollar amounts in thousands, except share data)

                                                   June 30,     December 31,
                                                     1998           1997
ASSETS
Cash and due from banks                          $      25,120  $     37,313
Federal funds sold                                          --         7,440
  Total cash and cash equivalents                       25,120        44,753

Interest-bearing deposits in other banks                   199           298
Securities available for sale at market                123,874       150,219

Loans held for sale                                      4,197         2,443

Loans, net of unearned income                          561,656       540,433
Allowance for loan losses                               (5,883)       (5,428)
  Loans, net                                           555,773       535,005
Premises, furniture and equipment, net                  13,009        12,934
Accrued interest receivable and other assets            13,319        13,743
    TOTAL ASSETS                                 $     735,491  $    759,395

LIABILITIES
Noninterest-bearing deposits                     $      62,914  $     63,641
Interest-bearing deposits                              542,553       602,044
  Total deposits                                       605,467       665,685
Short-term borrowings                                   18,333         3,511
Federal funds purchased and repurchase agreements       17,308         3,236
Long-term debt                                           6,743         2,031
Accrued interest payable and other liabilities           6,669         6,577
    TOTAL LIABILITIES                                  654,520       681,040

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value, 200,000 shares
  authorized, no shares issued or outstanding               --            --
Common stock, $10 par value, 10,000,000
  shares authorized, 6,999,425 and 6,985,712
  shares issued at June 30, 1998,
  and December 31, 1997                                 69,994        69,857
Treasury stock (144 and 34 shares at cost)                  (4)           (1)
Retained earnings                                        9,989         7,422
Accumulated other comprehensive income, net
  of taxes                                                 992         1,077
    TOTAL SHAREHOLDERS' EQUITY                          80,971        78,355
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     735,491  $    759,395

PAGE

                                   AMBANC CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (Dollar amounts in thousands, except share data)

                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1998       1997       1998       1997
INTEREST INCOME
  Interest and fees on loans        $  12,257  $  11,343  $  24,204  $  22,337
  Interest and fees on loans
    held for sale                          90         23        142         70
  Interest on securities
    Taxable                             1,137      1,695      2,540      3,441
    Tax exempt                            675        725      1,354      1,458
  Other interest income                    15        149        107        233
    TOTAL INTEREST INCOME              14,174     13,935     28,347     27,539
INTEREST EXPENSE
  Interest on deposits                  6,385      6,987     13,309     13,747
  Interest on short-term borrowings       178         66        269        162
  Interest on long-term debt              107         31        139         66
    TOTAL INTEREST EXPENSE              6,670      7,084     13,717     13,975
      NET INTEREST INCOME               7,504      6,851     14,630     13,564
Provision for loan losses                 390        315        580        630
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES       7,114      6,536     14,050     12,934
NONINTEREST INCOME
  Income from fiduciary activities        225        177        403        371
  Service charges on
    deposit accounts                      504        417        969        820
  Gain/(loss) on securities                --         19          9         74
  Other operating income                  608        490      1,052        909
    TOTAL NONINTEREST INCOME            1,337      1,103      2,433      2,174
NONINTEREST EXPENSE
  Salaries and employees benefits       2,675      2,721      5,478      5,221
  Occupancy expenses, net                 377        351        751        692
  Equipment expenses                      452        343        849        659
  Data processing expenses                 78        113        173        236
  FDIC expense                             21         26         52         33
  Other operating expenses              1,434      1,169      2,829      2,341
    TOTAL NONINTEREST EXPENSE           5,037      4,723     10,132      9,182
      INCOME BEFORE INCOME TAXES        3,414      2,916      6,351      5,926
Income taxes                            1,089        904      1,969      1,799
      NET INCOME                    $   2,325  $   2,012  $   4,382  $   4,127

EARNINGS PER SHARE
  Earnings per common share         $     .33  $     .29  $     .63  $     .59
  Earnings per common share
    assuming dilution                     .33        .29        .63        .59

Weighted average outstanding shares 6,999,245  6,963,723  6,992,983  6,963,612

PAGE

                                    AMBANC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollar amounts in thousands, except share data)


                                                     Six Months Ended
                                                         June 30,
                                                      1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   4,382  $   4,127
  Adjustments to reconcile net income to
    net cash from operating activities:
      Net premium amortization and discount
        accretion on securities                          122        169
      Depreciation                                       691        595
      Provision for loan losses                          580        630
      (Gain)/loss on securities                           (9)       (74)
      (Gain)/loss on sales of assets                      14         (4)
      (Gain)/loss on sales of loans                     (221)      (277)
      Proceeds from sales of loans held for sale      35,284      8,840
      Loans held for sale made to customers,
        net of payments collected                    (36,817)    (8,218)
      Accrued interest receivable
        and other assets                                 449        264
      Accrued interest payable
        and other liabilities                             92       (866)
      Deferred loan fees net of costs                    (32)       (78)
        NET CASH FROM OPERATING ACTIVITIES             4,535      5,108

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                               0      6,405
  Proceeds from maturities and calls of securities
    available for sale                                29,533     10,192
  Purchases of securities available for sale          (3,411)    (7,758)
  Net change in interest bearing deposits
    in other banks                                        99        193
  Loans made to customers, net of
    payments collected                               (25,316)   (16,387)
  Loans purchased                                      4,000         --
  Proceeds from sales of loans                            --         --
  Property and equipment expenditures                   (780)    (2,327)
        NET CASH FROM INVESTING ACTIVITIES             4,125     (9,682)

PAGE

                                    AMBANC CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 (Dollar amounts in thousands, except share data)

                                                     Six Months Ended
                                                         June 30,
                                                      1998       1997
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                             (60,218)    (4,679)
  Net change in short-term borrowings                 28,894        771
  Payments on long-term debt                            (343)      (400)
  Proceeds on long-term debt                           5,055         59
  Net change in treasury stock                            (3)        --
  Dividends paid                                      (1,678)    (1,426)
        NET CASH FROM FINANCING ACTIVITIES           (28,293)    (5,675)

NET CHANGE IN CASH AND CASH EQUIVALENTS              (19,633)   (10,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        44,753     32,284
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  25,120  $  22,035
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest                                       $  13,834  $  14,121
    Income taxes                                       1,440      2,198

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

The Consolidated balance sheet as of June 30, 1998, consolidated statements of income for the six month and three month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the Corporation, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998, and all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's December 31, 1997, annual report to shareholders. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

PROPOSED ACQUISITION OF AMBANC CORP.

On April 1, 1998, the Corporation entered into a definitive agreement to be acquired by Union Planters Corporation (UPC) in Memphis, Tennessee. Pursuant to the proposed acquisition, the Corporation has been offered .4841 shares of UPC common stock for each outstanding share of the corporation. The transaction will be accounted for under the pooling of interests method. Consummation of the transaction is subject to regulatory and shareholders' approval.

PAGE

                      AMBANC CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

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

The following is a summary of the Corporation's total
comprehensive income for the interim six month periods ended June
30, 1998 and 1997 under FAS 130:
                                             Six Months Ended
                                                  June 30,
                                              1998       1997

Net income                                  $ 4,382    $ 4,127
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
  arising during period                         (93)      (107)
  Reclassification adjustment for (gains)
    losses included in net income                 8        (94)
Other comprehensive income                      (85)      (201)
COMPREHENSIVE INCOME                        $ 4,297    $ 3,926

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

PAGE

                         AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)


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

                            Six Months Ended
                                June 30,          Increase
                            1998       1997      (Decrease)

  Interest income       $    28,347 $    27,539     2.93 %
  Adjusted for tax-
    exempt income               831         830     0.12

    Tax-equivalent
      interest income        29,178      28,369     2.85
  Interest expense           13,717      13,975    (1.85)

    Net interest income $    15,461 $    14,394     7.41 %


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

Net interest income increased $1,066 or 7.86% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This $1,066 increase was a combination of a $808 increase in interest income and a $(258) decrease in interest expense. The $808 increase in interest income was composed of an increase of $467 due to increased volume of average interest-earning assets and an increase of $341 due to increased rates received on these interest-earning assets. The $(258) decrease in interest expense was a combination of an increase of $113 due to increased volume of average interest-bearing liabilities and an decrease of $(371) due to rate decreases on these interest-bearing liabilities. The favorable changes in both interest income and expense reflect management's increased emphasis on net interest margin.

The Corporation's average assets for the first six months of 1998 increased $15,605 or 2.17% to $734,424 from $718,819. The percent of average earning assets to total average assets has decreased to 93.96% or $690,041 for the first six months of 1998. This decreasing trend is due primarily to a continuing investment in our branch network, primarily since the beginning of 1997.

Net interest margin increased .26% to 4.52% for the first six months of 1998 from 4.26% for the first six months of 1997. This increase is due to the cost of average interest-bearing liabilities decreasing (.13)% from 4.82% for the first six months of 1997 to 4.69% for the first six months of 1998 while the yield on average earning assets increased .10% from 8.41% for the first six months of 1997 to 8.51% for the first six months of 1998. Although the Corporation has seen a substantial improvement in its net interest margin, it has proven increasingly difficult to achieve better results in this area with increased rate pressure from the competition.

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

The provision for loan losses decreased $(50) or (7.94)% to $580 during the first six months of 1998 compared to $630 during the first six months of 1997. Stable loan quality and a substantial recovery enabled the company to maintain a reasonable provision without adversely impacting the allowance for loan losses.

The allowance for loan losses at June 30, 1998, was $5,883 or 1.05% of total loans less unearned income as compared to $5,428 or 1.00% of total loans less unearned income at December 31, 1997. During the first six months of 1998, loans charged off were $418 and recoveries from previously written off loans were $293, thus net charge offs for the first six months of 1998 were $125. The adequacy of the allowance for loan losses is analyzed by management of each subsidiary bank based upon review of identified loans with more than a normal degree of risk, historical loan loss percentage by type of loan and present and forecasted economic conditions. Management's analysis indicates that the allowance for loan loss at June 30, 1998, is adequate to cover potential losses on identified loans with credit problems and historical losses on the remaining loan portfolio. The following are the various classifications of problem loans with their outstanding balances and percent of total loans less unearned income at June 30, 1998, and December 31, 1997:

                               June 30, 1998    December 31, 1997
Nonaccrual loans              $1,714     .31%    $  649     .12%
Loans past due 90 days           530     .10      1,976     .37
Performing restructured loans  2,313     .42      2,421     .45
OREO                             859     .15        729     .13


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

A summary of the activity in the allowance for loan losses account for the first six months ending June 30, 1998 and 1997 was:

                                   1998        1997
Balance, January 1                $5,428      $5,630
Provision for loan losses            580         630
Loans charged off                   (418)       (949)
Recoveries of loans previously
     charged off                     293         164
Balance, June 30,                 $5,883      $5,475

Noninterest income for the six months ended June 30, 1998, increased 11.91% or $259 to $2,433 from $2,174 in 1997. Income from fiduciary services increased $32 or 8.63% to $403 from $371 in 1997. This increase is due to improved business volume in 1998 compared to 1997. The commissions for selling securities through an affiliation with PrimeVest are included in fiduciary activities income. This service was provided to customers at both bank subsidiaries for the first time in 1997. Service charges on deposit accounts increased $149 or 18.17% to $969 in 1998 compared to $820 in 1997 and is mainly due to increased charges on non-sufficient funds checks. Security gains were down $(65) for the first six months of 1998 compared to the first six months of 1997. During 1997, the Corporation instituted a plan of selling small investment pieces to reduce carrying expenses and to extending maturities on securities that would mature within the next year. Other operating income increased 15.73% or $143 to $1,052 for the six months ended June 30, 1998, from $909 for the same six months in 1997. This increase is due primarily to positive variations in the mortgage servicing rights portfolio.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

Noninterest expense for the six months ended June 30, 1998, was $10,132 as compared to $9,182 for the six months ended June 30, 1997, for an increase of $950 or 10.35%. Salaries and employee benefits are the largest portion of noninterest expense and increased $257 or 4.92% in the first six months of 1998 compared to the same period in 1997. This increase is due in part to normal increases and the Corporation adding a new branch in April, 1998. The major increases in employee benefits were in medical insurance and expenses related to SARs outstanding.

Occupancy expenses were up $59 or 8.53% and equipment expenses were up $190 or 28.83% in the first six months of 1998 compared to 1997. The additions to the branch structure added significantly to these expenses. The branches added in 1997 will have more depreciation in 1998, due to the half-year convention used in the first year of service for many fixed assets. In addition, the new Terre Haute facility will add expenses that have not impacted prior years financial statements.

The subsidiary banks have been assigned the classification of least risk by the FDIC and as such are subject to the lowest deposit insurance rates available for the FDIC deposit insurance premium. Currently no payments are required by the FDIC. The Financing Corporation (FICO) rates for the Bank Insurance Fund
(BIF) and the Savings Association Insurance Fund (SAIF) are determined quarterly. These rates are not tied to the FDIC risk classification and are .0122% for BIF and .0610% for SAIF as of June 30, 1998.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

Other operating expenses increased $488 or 20.85% to $2,829 for the first six months of 1998 from $2,341 for the same period in 1997. This increase represents $294 of merger related expenses and the shifting of a considerable amount of overhead to the holding company where it is charged back to the subsidiaries and reclassified as other operating expenses. Had this shift not occurred, increases in salaries and benefits, occupancy, equipment and data processing expenses would have been greater, reflective of the increased investment in both branch structure and new technologies.

Income before income taxes was up $425 or 7.17% to $6,351 for the first six months of 1998 from $5,926 for the first six months of 1997. The net income for the first six months ended June 30, 1998, was up $255 or 6.18% to $4,382 as compared to $4,127 for the six months ended June 30, 1997. Earnings per share were $.33 and $.29 for the quarters ending June 30, 1998 and 1997 and were $.63 and $.59 for the first 6 months of 1998 and 1997. Based upon annualized net income the return on average assets for the first six months of 1998 was up slightly at 1.20% compared to 1.16% in 1997.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

The following schedule shows selected financial amounts and ratios for the three months and six months ended June 30, 1998 and 1997.

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1998       1997       1998       1997
AVERAGE BALANCE SHEET DATA
 Total assets                    $ 727,913  $ 723,083  $ 734,424  $ 718,819
 Earning assets                    685,586    684,266    690,041    681,052
 Securities                        127,485    162,825    135,310    165,856
 Loans                             554,148    508,117    549,151    504,165
 Allowance for loan losses           5,621      5,346      5,511      5,400
 Goodwill                            1,534      1,696      1,552      1,717
 Deposits                          623,374    636,344    635,156    632,098
 Shareholders' equity               78,086     72,739     78,476     72,625

END OF PERIOD BALANCE SHEET DATA
 Total assets                                          $ 735,491  $ 717,009
 Securities                                              123,874    161,471
 Loans                                                   561,656    510,147
 Allowance for loan losses                                 5,883      5,475
 Goodwill                                                  1,523      1,681
 Deposits                                                605,467    628,876
 Shareholders' equity                                     80,971     74,683

INCOME DATA
 Net interest income(t.e. basis) $   7,921  $   7,264  $  15,461  $  14,394
 Provision for loan losses             390        315        580        630
 Noninterest income                  1,337      1,103      2,433      2,174
 Noninterest expense                 5,037      4,723     10,132      9,182
 Net income                          2,325      2,012      4,382      4,127

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

                                  Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                    1998       1997       1998       1997
PER SHARE DATA
 Earnings per common share       $     .33  $     .29  $     .63  $     .59
 Earnings per common share
   assuming dilution                   .33        .29        .63        .59
 Cash dividends                        .12        .10        .24        .20
 Book value at end of period                               11.57      10.72
 Tangible book value at end
  of period                                                11.35      10.43
 Stock price at end of period                              27.13      17.67
 Weighted average
   common shares                 6,999,425  6,964,161  6,993,137  6,964,161
 Weighted average
   treasury shares                     180        438        154        549

SELECTED RATIOS
 Return on average assets            1.28%      1.12%       1.20%      1.16%
 Return on average equity           11.94      11.09       11.26      11.46
 Net interest margin(t.e.basis)      4.63       4.26        4.52       4.26
 Efficiency ratio                   56.97      59.52       59.41      58.62
 Net charge-offs to average loans     .04        .05         .02        .16
 Allowance for loan losses
  to loans                                                  1.05       1.07
 Nonaccrual loans to loans                                   .31        .24
 Loans past due 90 days or
  more to loans                                              .10        .19
 Performing restructured loans
  to loans                                                   .42        .76
 OREO to loans                                               .15        .19
 Tier 1 leverage capital                                   10.71      10.14
 Tier 1 capital                                            13.53      13.66
 Total capital                                             14.55      14.68

PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

FINANCIAL CONDITION

Total assets have decreased $(23,904) or (3.25)% to $735,491 at June 30, 1998, from $759,395 at December 31, 1997. Total noninterest-bearing deposits have decreased $(727) or (1.14)% and interest-bearing deposits have decreased $(59,491) or (9.88)% at June 30, 1998, from December 31, 1997 for a total decrease in deposits of $60,218 or 9.05%. The reduction in deposit totals are reflective of both strong competition and tighter pricing controls. While the level of deposits has decreased, price controls and an increasing percentage of loans in proportion to total earning assets had a positive impact on the net interest margin. Securities available for sale before the mark-to-market have decreased $(26,235) or (17.66)% to $122,300 at June 30,
1998, from $148,535 at December 31, 1997. Securities available for sale at market indicates a decrease of $(26,345) or (17.54)% at June 30, 1998, from December 31, 1997. This change is due primarily to the run off of the securities portfolio. This change is also a result of normal repricing of investment securities in different rate environments and accounted for $109 of the reduction in the valuation of securities available for sale on the balance sheet.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

Loans held for sale represent qualifying fixed rate mortgage loans that are available for sale into the secondary market. Fixed rate real estate mortgage loan rates were low enough that the Corporation has experienced demand for these loans during the six months ended June 30, 1998. In general, current rate volatility on these loans is making it necessary to sell them as soon as they are booked. The following is the detail of activity in the loans held for sale between year end and June 30, 1998:

     Balance December 31, 1997             $ 2,443
     New loans booked (net of payments)     37,038
     Loans sold                            (35,284)
         Total at June 30, 1998            $ 4,197


The sale of loans to the secondary market has provided $221 of net gains on sales during the first six months of 1998 and the Corporation is servicing $126,180 of real estate loans sold to the secondary market as of June 30, 1998.

Loans have increased $21,223 or 3.93% at June 30, 1998, from
December 31, 1997. The following shows the balance and percent of total by loan classification as of the end of the periods:

                            6-30-98           12-31-97
                                  % of               % of
                        Balance   Total    Balance   Total
     Commercial         $249,034  44.34%   $224,468  41.53%
     Agricultural         68,909  12.27      55,267  10.23
     Real estate         127,832  22.76     147,016  27.20
     Installment         112,803  20.08     110,252  20.40
     Credit cards          3,077    .55       3,430    .63
       Total            $561,655           $540,433

The types of loans outstanding as a percentage of total loans has remained fairly stable between year end 1997 and June 30, 1998. The demand for new commercial loans has been the strongest, reflecting the current level of economic development in this region. The increase in agricultural loans coupled with the decrease in real estate loans is primarily due to a change made to more accurately classify some of the company's agricultural real estate loans during the first quarter of 1998. The additional drop in real estate loans came as a result of a shift from adjustable to fixed rate loans, which are generally sold after they are booked.
PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)


Total shareholders' equity, including the unrealized gain on securities available for sale, increased $2,616 or 3.34% to $80,971 at June 30, 1998, from $78,355 at December 31, 1997. The change in the adjustment for securities available for sale caused total equity to decrease $(85) or (.11)% at June 30, 1998, from December 31, 1997. This decrease is the after-tax effect of the mark-to-market adjustment on securities available for sale which was a positive $992 at June 30, 1998, and was a positive $1,077 at December 31, 1997. The Corporation's regulators have issued guidelines stating that the unrealized gain or loss on securities available for sale, other than those related to mutual funds (FAS 115 adjustments), should not be included in shareholders' equity for capital ratio calculations. Total shareholders' equity, excluding the FAS 115 adjustments, was $77,179 at December 31, 1997, and increased $2,697 or 3.49% to $79,875 at June 30, 1998.
This increase was due to net income of $4,382 less dividends paid of $(1,678), $(4) related to a decrease in the mark-to-market on mutual funds and $(3) related to treasury stock.

Capital adequacy in the banking industry is evaluated primarily by the use of three required capital ratios based on three separate calculations: Tier 1 Leverage Capital, Tier 1 Capital and Total Capital. The Corporation's capital ratios at June 30, 1998, and December 31, 1997, were:


                            June 30, 1998     December 31, 1997

Tier 1 Leverage Capital         10.71%             10.40%
Tier 1 Capital                  13.56%             13.37%
Total Capital                   14.58%             14.33%


PAGE

                      AMBANC CORP.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

    As of and for the six months ended June 30, 1998
    (Dollar amounts in thousands, except share data)

YEAR 2000

As with other companies, many of the Corporation's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. The Corporation has formed a project committee that is reviewing the status of the conversion. A comprehensive review to identify the systems affected by this issue has been undertaken and an implementation plan was compiled and is currently being executed. The Corporation expects to either modify or upgrade existing systems or to replace some systems altogether, depending upon results of testing. Considerable progress has been made by AMBANC personnel and it is anticipated that this project will be largely completed by internal staff. Most of the Corporation's systems are vendor-supplied, and the Corporation is working with these vendors to attain year 2000 compliance. The Corporation presently believes that, with modifications to existing systems, conversion to new systems, and vendor delivery of millennium-compliant systems, the year 2000 compliance issues will be resolved on a timely basis. Whether or not costs associated with year 2000 compliance will be significant is unknown at this time. However, any related costs should not have a material impact on the operations, cash flows, or financial condition of future periods. The statements in this paragraph regarding the resolution of the year 2000 problems contain forward-looking statements that may or may not be accurate due to the impossibility or predicting future events. The project committee could uncover additional problems, and other factors might occur, that could cause related costs to increase.
PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1998


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          27  Financial Data Schedule for June 30, 1998.

     (b) No Form 8-K was filed with the SEC during the quarter ended June 30, 1998.






PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1998


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBANC CORP.

     (Registrant)



DATE: August 13, 1998    BY:       R. Watson

                            Robert G. Watson, Chairman of
                            the Board, President and
                            Chief Executive Officer





DATE: August 13, 1998    BY:       Troy D. Stoll

                            Troy D. Stoll, CPA
                            Secretary, Treasury and C.F.O.












PAGE

                      AMBANC CORP.

     As of and for the six months ended June 30, 1998


                      EXHIBIT INDEX

EXHIBITS                                             PAGE


   27        Financial Data Schedule for June
             30, 1998.